Form 10-Q
period 1993-12-31
ROLLINS TRUCK LEASING CORP
filed 1994-01-25
CIK 84244

Page 1 of 7

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1993
                                     OR
/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number         1-5728

                          ROLLINS TRUCK LEASING CORP.
           (Exact name of registrant as specified in its charter)


    DELAWARE                                                  51-0074022
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


One Rollins Plaza, Wilmington, Delaware                         19803
(Address of principal executive offices)                (Zip Code)

                               (302) 426-2700
            (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                             Yes   X     No _____


     The number of shares of the registrant's common stock outstanding as of December 31, 1993 was 30,432,509.

FORM 10-Q                                                         Page 2 of 7
                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ended September 30, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.


                         ROLLINS TRUCK LEASING CORP.
                     CONSOLIDATED STATEMENT OF EARNINGS
                 ($000 Omitted Except for Per Share Amounts)


                                                  Three Months Ended
                                                      December 31,
                                                   1993        1992

Operating revenues                               $107,444    $100,095

Operating expenses                                 43,928      42,401
Depreciation, net of gain on disposition
   of property and equipment                       29,314      27,255
Selling and administrative expenses                 9,577       9,717
Interest expense, net                               8,429       8,225
                                                   91,248      87,598
Earnings before income taxes                       16,196      12,497
Income taxes                                        6,722       4,999
Net earnings                                     $  9,474    $  7,498

Earnings per share                               $    .31    $    .24

Average common shares and equivalents
   outstanding (000)                               30,879      30,749

Dividends paid per common share                  $    .05    $   .045

FORM 10-Q                                                         Page 3 of 7

                         ROLLINS TRUCK LEASING CORP.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)

                                             December 31,  September 30,
                    ASSETS                       1993          1993

Current assets
  Cash                                        $ 17,983       $ 15,081
  Accounts receivable, net of allowance
    for doubtful accounts of: December-
    $1,398; September-$1,620                    50,469         48,917
  Inventory of parts and supplies                8,840          8,679
  Prepaid expenses                              12,561         10,147
  Deferred income taxes                          6,617          7,331
         Total current assets                   96,470         90,155

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  December-$294,370; September-$289,836        541,577        543,396
Other property and equipment, at cost,
  net of accumulated depreciation of:
  December-$44,351; September-$43,674          125,762        124,170
Notes receivable - Matlack, Inc.                 6,000          6,000
Excess of cost over net assets of
  businesses acquired                           12,076         12,131
Other assets                                     4,957          5,309
                                              $786,842       $781,161

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                            $  5,506       $  5,153
  Accrued liabilities                           35,921         38,310
  Income taxes payable                           3,367           -
  Current maturities of long-term debt             193            209
         Total current liabilities              44,987         43,672

Equipment financing obligations                421,328        427,307
Long-term debt                                     887            922
Deferred income taxes                           85,896         83,352
Other liabilities                                8,729          9,158

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    50,000,000 shares authorized; issued
    and outstanding: December-30,432,509;
    September-30,362,903                        30,432         30,363
  Capital in excess of par value                35,257         35,016
  Retained earnings                            159,326        151,371
         Total shareholders' equity            225,015        216,750
                                              $786,842       $781,161

FORM 10-Q                                                         Page 4 of 7
                         ROLLINS TRUCK LEASING CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)

                                                     Three Months Ended
                                                         December 31,
                                                       1993       1992

Cash flows from operating activities:
  Net earnings                                       $ 9,474    $ 7,498
  Reconciliation of net earnings to
    net cash flows from operating activities:
      Depreciation and amortization                   31,310     28,945
      Current and deferred income taxes                6,625      4,466
      (Increase) decrease in accounts and
        notes receivable                              (1,552)     4,642
      (Decrease) in accounts payable and
        accrued liabilities                           (2,036)    (1,065)
      Net gain on sale of property and equipment      (1,941)    (1,635)
      Other, net                                      (2,339)    (3,261)
    Net cash flows from operating activities          39,541     39,590

Cash flows from investing activities:
  Purchase of property and equipment                 (47,348)   (44,538)
  Proceeds from sale of property and equipment        17,948     19,763
    Net cash flows used in investing activities      (29,400)   (24,775)

Cash flows from financing activities:
  Proceeds of equipment financing                     11,749     32,999
  Repayment of equipment financing                   (17,728)   (52,907)
  Repayment of long-term debt                            (51)      (714)
  Payments of dividends                               (1,519)    (1,359)
  Proceeds of stock options exercised                    310        318
    Net cash flows used in financing activities       (7,239)   (21,663)

Net increase (decrease) in cash                        2,902     (6,848)

Cash beginning of period                              15,081     17,563
Cash end of period                                   $17,983    $10,715

Supplemental information:

  Interest paid                                      $ 7,054    $ 8,343
  Income taxes paid                                  $    97    $   532

FORM 10-Q                                                         Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended December 31, 1993 vs. Three Months Ended December 31, 1992

     Revenues increased by $7,349,000 (7.3%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the same quarter last year. The commercial rental utilization remained strong during the first quarter of this year, reflecting continued confidence in the economy and greater demand for transportation services.

     Operating expenses increased by $1,527,000 (3.6%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 40.9% in 1993 from 42.4% in 1992 mainly due to lower vehicle maintenance, insurance and bad debt expenses.

     Depreciation expense increased by $2,059,000 (7.6%) due to the increased investment in equipment on operating leases and transportation service facilities offset in part by higher gains on the sale of equipment.

     Selling and administrative expenses decreased by $140,000 (1.4%). Selling and administrative expenses were 8.9% of revenues in 1993 and 9.7% of revenues in 1992.

     Interest expense increased by $204,000 (2.5%) due to an increase in borrowings related to the purchase of additional equipment offset in part by lower average interest rates and the reduction of higher interest rate debt.

     The estimated effective income tax rates for fiscal years 1994 and 1993 were 41.5% and 40.0%, respectively.

     Net earnings increased by $1,976,000 (26.4%) to $9,474,000 or $.31 per share from $7,498,000 or $.24 per share in fiscal 1993. The increase in net earnings was due mainly to the increased revenues and the lower operating cost ratio offset in part by higher depreciation.

Liquidity and Capital Resources

     The Company's cash flow from operations and the proceeds from the sale of equipment were sufficient to fund the purchase of property and equipment of $47,348,000 during the quarter ended December 31, 1993. The Company's principal subsidiary, Rollins Leasing Corp., has a $75,000,000 revolving credit facility of which $49,500,000 was available at December 31, 1993. This facility was increased to $100,000,000 on January 5, 1994 providing an additional $25,000,000 of available borrowing capacity on that date. In addition, the Company has a current shelf registration statement under which it can sell an additional $200,000,000 of Collateral Trust Debentures. Based on its access to the public debt market and relationships with its current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its capital asset purchases at market rates and under satisfactory terms and conditions.

     Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1993. For further details, see page 4 of the Company's 1993 Annual Report on Form 10-K.

FORM 10-Q

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None.

FORM 10-Q                                                         Page 7 of 7






                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: January 25, 1994                  Rollins Truck Leasing Corp.
                                             (Registrant)




                                   /s/ John W. Rollins, Jr.
                                   John W. Rollins, Jr.
                                   President and Chief Operating Officer



                                   /s/ Patrick J. Bagley
                                   Patrick J. Bagley
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer