Form 10-Q
period 1994-03-31
ROLLINS TRUCK LEASING CORP
filed 1994-04-25
CIK 84244

Page 1 of 8

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1994

                                     OR
 ___
|___| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                         (Former name of registrant)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of March 31, 1994 was 30,468,197.

FORM 10-Q                                                         Page 2 of 8
                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.


                         ROLLINS TRUCK LEASING CORP.
                     CONSOLIDATED STATEMENT OF EARNINGS
                 ($000 Omitted Except for Per Share Amounts)



                               Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                                 1994       1993       1994       1993
Operating revenues             $107,111   $97,042    $214,555   $197,137

Operating expenses               45,445    41,950      89,373     84,351
Depreciation, net of gain
   on disposition of
   property and equipment        28,257    26,334      57,571     53,589
Selling and administrative
   expenses                      10,851     9,839      20,428     19,556
Interest expense, net             8,747     8,096      17,176     16,321
                                 93,300    86,219     184,548    173,817
Earnings before income taxes     13,811    10,823      30,007     23,320
Income taxes                      5,656     4,329      12,378      9,328
Net earnings                   $  8,155   $ 6,494    $ 17,629   $ 13,992

Earnings per share             $    .26   $   .21    $    .57   $    .45

Average common shares
   and equivalents
   outstanding (000)                                   30,897     30,808

Dividends paid per
   common share                $    .05   $  .045    $    .10   $    .09

FORM 10-Q                                                         Page 3 of 8

                         ROLLINS TRUCK LEASING CORP.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)

                                                       March 31,  September 30,
                    ASSETS                               1994       1993

Current assets
  Cash                                                 $ 10,943   $ 15,081
  Accounts receivable, net of allowance for doubtful
    accounts of: March-$1,226; September-$1,620          51,118     48,917
  Inventory of parts and supplies                         8,491      8,679
  Prepaid expenses                                       13,661     10,147
  Deferred income taxes                                   8,357      7,331
      Total current assets                               92,570     90,155

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  March-$294,570; September-$289,836                    611,458    543,396
Other property and equipment, at cost,
  net of accumulated depreciation of:
  March-$46,161; September-$43,674                      130,483    124,170
Notes receivable - Matlack, Inc.
  (including $900 due within one year)                    6,000      6,000
Excess of cost over net assets of
  businesses acquired                                    12,020     12,131
Other assets                                              5,515      5,309
                                                       $858,046   $781,161

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding
  equipment financing obligations)
  Accounts payable                                     $  6,438   $  5,153
  Accrued liabilities                                    34,961     38,310
  Income taxes payable                                      938        -
  Current maturities of long-term debt                      166        209
      Total current liabilities                          42,503     43,672

Equipment financing obligations                         485,614    427,307
Long-term debt                                              853        922
Deferred income taxes                                    88,771     83,352
Other liabilities                                         8,393      9,158

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity
   Common stock, $1 par value, 50,000,000 shares
      authorized; issued and outstanding:
     March-30,468,197; September-30,362,903              30,468     30,363
   Capital in excess of par value                        35,486     35,016
   Retained earnings                                    165,958    151,371
         Total shareholders' equity                     231,912    216,750
                                                       $858,046   $781,161

FORM 10-Q                                                         Page 4 of 8
                         ROLLINS TRUCK LEASING CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)

                                                         Six Months Ended
                                                              March 31,
                                                         1994        1993

Cash flows from operating activities:

  Net earnings                                         $ 17,629    $ 13,992
  Reconciliation of net earnings to
    net cash flows from operating activities:
      Depreciation and amortization                      62,470      57,287
      Current and deferred income taxes                   5,331       1,479
      (Increase) decrease in accounts and
        notes receivable                                 (2,201)      3,995
      (Decrease) in accounts payable and
        accrued liabilities                              (2,064)       (470)
      Net gain on sale of property and equipment         (4,788)     (3,587)
      Other, net                                         (3,983)     (4,016)
    Net cash flows from operating activities             72,394      68,680

Cash flows from investing activities:

  Purchase of property and equipment                   (175,563)   (148,772)
  Proceeds from sale of property and equipment           43,303      41,096
    Net cash flows used in investing activities        (132,260)   (107,676)

Cash flows from financing activities:

  Proceeds of equipment financing                       127,499     119,999
  Repayment of equipment financing                      (69,192)    (83,549)
  Repayment of long-term debt                              (112)     (1,430)
  Payment of dividends                                   (3,042)     (2,722)
  Proceeds of stock options exercised                       575         548
    Net cash flows from financing activities             55,728      32,846

Net decrease in cash                                     (4,138)     (6,150)

Cash beginning of period                                 15,081      17,563
Cash end of period                                     $ 10,943    $ 11,413

Supplemental information:

  Interest paid                                        $ 16,920    $ 16,293
  Income taxes paid                                    $  7,047    $  7,848











FORM 10-Q                                                         Page 5 of 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1994 vs. Six Months Ended March 31, 1993
     Revenues increased by $17,418,000 (8.8%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the first six months of last year.

     Operating expenses increased by $5,022,000 (6.0%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 41.7% in 1994 from 42.8% in 1993 as operating expenses increased at a lower rate than revenues.

     Net depreciation expense increased by $3,982,000 (7.4%) due to the increased investment in equipment on operating leases and transportation service facilities offset in part by higher gains on sale of equipment.

     Selling and administrative expenses increased by $872,000 (4.5%) due mainly to the higher compensation costs of an expanded sales force and continued emphasis on sales and marketing programs. Selling and administrative expenses were 9.5% of revenues in 1994 and 9.9% of revenues in 1993.

     Interest expense increased by $855,000 (5.2%) due to the increase in borrowings related to the purchase of additional equipment, offset in part by the refinancing of certain higher interest rate debt.

     The estimated effective income tax rates for fiscal years 1994 and 1993 were 41.25% and 40.0%, respectively.

     Net earnings increased by $3,637,000 (26.0%) to $17,629,000 or $.57 per share from $13,992,000 or $.45 per share in fiscal 1993. The increase in net earnings was due mainly to the increased revenues and the lower operating cost ratio offset in part by higher depreciation expense and taxes on income.

Results of Operations: Three Months Ended March 31, 1994 vs. Three Months Ended March 31, 1993
     Revenues increased by $10,069,000 (10.4%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the same quarter last year.

     Operating expenses increased by $3,495,000 (8.3%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 42.4% in 1994 from 43.2% in 1993 as operating expenses increased at a lower rate than revenues.

     Net depreciation expense increased by $1,923,000 (7.3%). Total depreciation was higher due to the increased gross investment in equipment on operating leases and transportation service facilities, however, the increase was offset in part by higher gains on sale of equipment.

     Selling and administrative expenses increased by $1,012,000 (10.3%) due mainly to the higher compensation costs of an expanded sales force and continued emphasis on sales and marketing programs. Selling and administrative expenses were 10.1% of revenues in both 1994 and 1993.


FORM 10-Q                                                         Page 6 of 8

     Interest expense increased by $651,000 (8.0%) due to the increase in borrowings related to the purchase of additional equipment, offset in part by the refinancing of higher interest rate debt.

     Net earnings increased by $1,661,000 (25.6%) to $8,155,000 or $.26 per share from $6,494,000 or $.21 per share in fiscal 1993. The increase in net earnings was due mainly to the increased revenues and lower operating cost ratio offset in part by higher depreciation, selling and administrative expense and taxes on income.

Liquidity and Capital Resources

     The Company's property and equipment purchases of $175,563,000 during the first six months of fiscal 1994 were financed with its cash flow from operations, the proceeds of equipment sales and borrowings under its revolving credit facility.

     On March 21, 1994, the Company sold $60,000,000 of 7% Collateral Trust Debentures, Series M, due March 15, 2001. The proceeds from this sale were used to repay existing indebtedness under its $100,000,000 revolving credit facility. In addition, the Company has a current shelf registration statement under which it can sell an additional $140,000,000 of Collateral Trust Debentures. Based on its access to the public debt market and relationships with its current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its capital asset purchases at market rates and under satisfactory terms and conditions.

     Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1993. For further details, see page 4 of the Company's 1993 Annual Report on Form 10-K.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings to which the Company or any of its subsidiaries is a party. Certain subsidiaries of the Company are involved in ordinary routine litigation incidental to the operation of its business.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on January 27, 1994. The Company's 1993 Stock Option Plan was approved as proposed by Proposal No.
2 included in the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 27, 1994. At the meeting 25,796,872 affirmative votes and 308,762 negative votes were cast on Proposal No. 2 while 96,796 shares abstained.

FORM 10-Q                                                         Page 7 of 8

Item 5.  Other Information

     The unaudited condensed consolidated statement of earnings for the twelve months ended March 31, 1994 shown below has been included in accordance with the provisions of Section 11(a) of the Securities Act of 1933. This statement has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                         ROLLINS TRUCK LEASING CORP.
                     CONSOLIDATED STATEMENT OF EARNINGS
                 ($000 Omitted Except for Per Share Amounts)

                                                       Twelve Months Ended
                                                         March 31, 1994

     Operating revenues                                     $426,196

     Operating expenses                                      172,270
     Depreciation, net of gain on disposition
        of property and equipment                            115,987
     Selling and administrative expenses                      41,312
     Interest expense, net                                    35,283
                                                             364,852
     Earnings before income taxes                             61,344
     Income taxes                                             27,291
     Net earnings                                           $ 34,053

     Earnings per share                                     $   1.11

     Dividends paid per common share                        $    .19


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 4 - Instrument defining rights of security holders.
          Twelfth Supplemental Collateral Trust Indenture dated March 15, 1994 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and Continental Bank N.A., as Trustee, as filed with the Company's current report on Form 8-K dated March 21, 1994, is incorporated herein by reference.

     (b)  Reports on Form 8-K.
          On March 21, 1994, a report on Form 8-K was filed in connection with the sale of $60,000,000 of the Company's 7% Collateral Trust Debentures, Series M, due March 15, 2001, which were sold through Merrill, Lynch, Pierce, Fenner & Smith Incorporated, sole underwriter under the terms of an Underwriting Agreement which was filed as an Exhibit to the Form 8-K and pursuant to Registration Statement No. 33-67682 filed with the Securities and Exchange Commission on August 20, 1993 and which was declared effective on September 8, 1993.
FORM 10-Q                                                         Page 8 of 8






                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April 25, 1994                    Rollins Truck Leasing Corp.
                                               (Registrant)




                                       ____________________________________
                                       John W. Rollins, Jr.
                                       President and Chief Operating Officer



                                       ____________________________________
                                       Patrick J. Bagley
                                       Vice President-Finance and Treasurer
                                       Chief Financial Officer
                                       Chief Accounting Officer
FORM 10-Q                                                         Page 8 of 8






                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April 25, 1994                    Rollins Truck Leasing Corp.
                                               (Registrant)




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