Form 10-Q
period 1994-06-30
ROLLINS TRUCK LEASING CORP
filed 1994-07-27
CIK 84244

Page 1 of 7

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q


(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994


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


                                                            Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of June 30, 1994 was 30,497,315.

FORM 10-Q                                                           Page 2 of 7
                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending September 30, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders and Form 10-K for the year ended September 30, 1993.


                            ROLLINS TRUCK LEASING CORP.
                        CONSOLIDATED STATEMENT OF EARNINGS
                    ($000 Omitted Except for Per Share Amounts)


                                        Quarter Ended       Nine Months Ended
                                           June 30,             June 30,
                                        1994       1993        1994       1993

Operating revenues                   $ 115,823  $ 104,589   $ 330,378  $ 301,726

Operating expenses                      46,253     41,779     135,626    126,130
Depreciation, net of gain on
   disposition of property
   and equipment                        31,517     28,965      89,088     82,554
Selling and administrative
   expenses                             10,737      9,821      31,165     29,377
Interest expense, net                    9,812      9,262      26,988     25,583

                                        98,319     89,827     282,867    263,644

Earnings before income taxes            17,504     14,762      47,511     38,082
Income taxes                             7,054      5,905      19,432     15,233

Net earnings                         $  10,450  $   8,857   $  28,079  $  22,849

Earnings per share                   $     .34  $     .29   $     .91  $     .74

Average common shares and
   equivalents outstanding (000)                            30,870     30,800

Dividends paid per common share      $   .05  $  .04 1/2  $   .15  $    .13 1/2

FORM 10-Q                                                           Page 3 of 7

                            ROLLINS TRUCK LEASING CORP.
                            CONSOLIDATED BALANCE SHEET
                                  ($000 Omitted)

                                                       June 30,   September 30,
                     ASSETS                             1994         1993

Current assets
   Cash                                                $  16,540     $  15,081
   Accounts receivable, net of allowance for
     doubtful accounts of: June-$1,617;
     September-$1,620                                     48,710        48,917
   Inventory of parts and supplies                         8,200         8,679
   Prepaid expenses                                       11,861        10,147
   Deferred income taxes                                   8,874         7,331
         Total current assets                             94,185        90,155

Equipment on operating leases, at cost,
   net of accumulated depreciation of:
   June-$302,932; September-$289,836                     625,045       543,396
Other property and equipment, at cost,
   net of accumulated depreciation of:
   June-$49,282; September-$43,674                       138,482       124,170
Notes receivable - Matlack, Inc.
   (including $900 due within one year)                    6,000         6,000
Excess of cost over net assets of
   businesses acquired                                    11,959        12,131
Other assets                                               5,061         5,309
                                                       $ 880,732     $ 781,161

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment
     financing obligations)
   Accounts payable                                    $   6,013     $   5,153
   Accrued liabilities                                    38,649        38,310
   Current maturities of long-term debt                      144           209
         Total current liabilities                        44,806        43,672

Equipment financing obligations                          491,588       427,307
Long-term debt                                               818           922
Other liabilities                                          7,994         9,158
Deferred income taxes                                     94,577        83,352

Commitments and contingent liabilities
   See Part II, Item 1. Legal Proceedings

Shareholders' equity
   Common stock, $1 par value, 50,000,000 shares
      authorized; issued and outstanding:
     June-30,497,315; September-30,362,903                30,497        30,363
   Capital in excess of par value                         35,569        35,016
   Retained earnings                                     174,883       151,371
         Total shareholders' equity                      240,949       216,750
                                                       $ 880,732     $ 781,161
FORM 10-Q
                            ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ($000 Omitted)

                                                            Nine Months Ended
                                                                June 30,
                                                            1994       1993

Cash flows from operating activities:

   Net earnings                                            $ 28,079   $ 22,849
   Reconciliation of net earnings to net cash flows
     from operating activities:
        Depreciation and amortization                        96,015     87,405
        Current and deferred income taxes                     9,537      4,591
        Decrease in notes and accounts receivable               207      6,790
        Increase in accounts payable and
          accrued liabilities                                 1,199         23
        Net gain on sale of property and equipment           (6,755)    (4,685)
        Other, net                                           (1,691)      (877)
     Net cash flows from operating activities               126,591    116,096

Cash flows from investing activities:

   Purchase of property and equipment                      (231,753)  (212,819)
   Proceeds from sale of property and equipment              46,389     58,927
      Net cash flows used in investing activities          (185,364)  (153,892)

Cash flows from financing activities:

   Proceeds of equipment financing obligations              151,127    140,748
   Repayment of equipment financing obligations             (86,846)   (96,700)
   Repayment of long-term debt                                 (169)    (5,842)
   Payments of dividends                                     (4,567)    (4,087)
   Proceeds of stock options exercised                          687        585
      Net cash flows from financing activities               60,232     34,704

Net increase (decrease) in cash                               1,459     (3,092)

Cash beginning of period                                     15,081     17,563
Cash end of period                                         $ 16,540   $ 14,471

Supplemental information:

   Interest paid                                           $ 24,268   $ 24,324
   Income taxes paid                                       $  9,895   $  10,040

FORM 10-Q                                                           Page 5 of 7

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Nine Months Ended June 30, 1994 vs. Nine Months Ended June 30, 1993

     Revenues increased by $28,652,000 (9.5%) as full-service lease, commercial rental and dedicated carriage services revenues all improved over the first nine months of 1993.

     Operating expenses increased by $9,496,000 (7.5%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 41.1% in 1994 from 41.8% in 1993. Lower maintenance costs on new equipment and continued expense control efforts accounted for the lower operating cost ratio.

     Net depreciation expense increased by $6,534,000 (7.9%) due to the increased gross investment in equipment on operating leases and transportation service facilities offset in part by higher gains on equipment sales.

     Selling and administrative expenses increased by $1,788,000 (6.1%) mainly due to higher payroll costs and continued emphasis on sales and marketing programs. Selling and administrative expenses decreased to 9.4% of revenues in 1994 from 9.7% of revenues in 1993.

     Interest expense increased by $1,405,000 (5.5%) due to the increase in average borrowings offset in part by the refinancing of certain higher interest rate debt.

     The effective income tax rates for first nine months of 1994 and 1993 were 40.9% and 40.0%, respectively.

     Net earnings increased by $5,230,000 (22.9%) to $28,079,000 or $.91 per share from $22,849,000 or $.74 per share in fiscal 1993. The improvement in net earnings was due mainly to increased revenues and the lower operating cost ratio offset in part by higher depreciation, selling and administrative and interest expenses.

Results of Operations:  Quarter Ended June 30, 1994 vs. Quarter ended June 30,
1993

     Revenues increased by $11,234,000 (10.7%) due in large part to higher utilization of the expanded commercial rental fleet. Revenues from full-service lease and dedicated carriage services also improved during the third quarter.

     Operating expenses increased by $4,474,000 (10.7%) reflecting the increase in revenues. Operating expenses as a percentage of revenues were 39.9% in 1994 and 1993. Lower maintenance costs on new equipment and continued expense control efforts maintained the operating cost ratio.

     Net depreciation expense increased by $2,552,000 (8.8%). Total depreciation was higher due to the increased gross investment in equipment on operating leases, offset in part by higher gains on equipment sales.

     Selling and administrative expenses increased by $916,000 (9.3%) mainly due to higher payroll costs and continued emphasis on sales and marketing programs. Selling and administrative expenses were 9.3% of revenues in 1994 and 9.4% of revenues in 1993.

     Interest expense increased $550,000 (5.9%) due to the increase in average borrowings offset in part by the refinancing of certain higher interest rate debt.

FORM 10-Q                                                           Page 6 of 7

     The effective income tax rates for the third quarters of 1994 and 1993 were 40.3% and 40.0%, respectively.

     Net earnings increased by $1,593,000 (18.0%) to $10,450,000 or $.34 per share from $8,857,000 or $.29 per share in fiscal 1993. The improvement in net earnings was due mainly to increased revenues, offset in part by the increase in depreciation and selling and administrative expenses.

Liquidity and Capital Resources

     The Company's property and equipment purchases of $231,753,000 during the first nine months of fiscal 1994 were financed with its cash flow from operations, the proceeds of equipment sales and borrowings under its revolving credit facility.

     On March 21, 1994, the Company sold $60,000,000 of 7% collateral Trust Debentures, Series M, due March 15, 2001. The proceeds from this sale were used to repay existing indebtedness under its $100,000,000 revolving credit facility. In addition, the Company has a current shelf registration state-ment under which it can sell an additional $140,000,000 of Collateral Trust Debentures. Based on its access to the public debt market and relationships with its current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its capital asset purchases at market rates and under satis-factory terms and conditions.

     Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1993. For further details, see page 4 of the Company's 1993 Annual Report on Form 10-K.

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings to which the Company or any of its subsidiaries is a party. Certain subsidiaries of the Company are involved in ordinary routine litigation incidental to the operation of its businesses.

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



DATE:      July   , 1994                    Rollins Truck Leasing Corp.
                                                   (Registrant)




                                     ______________________________________
                                     John W. Rollins, Jr.
                                     President and Chief Operating Officer



                                     ______________________________________
                                     Patrick J. Bagley
                                     Vice President-Finance and Treasurer
                                     Chief Financial Officer
                                     Chief Accounting Officer

FORM 10-Q                                                           Page 7 of 7






                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      July   , 1994                    Rollins Truck Leasing Corp.
                                                   (Registrant)



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