Form 10-K
period 1994-09-30
ROLLINS TRUCK LEASING CORP
filed 1994-11-23
CIK 84244

___________________________________________________________________________

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
___________________________________________________________________________

                                     FORM 10-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended        September 30, 1994

                                        OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ________________ to _______________

                          Commission file number  1-5728

                            ROLLINS TRUCK LEASING CORP.
              (Exact name of registrant as specified in its charter)

      DELAWARE                                            51-0074022
(State of Incorporation)               (I.R.S. Employer Identification Number)

                  ONE ROLLINS PLAZA, WILMINGTON, DELAWARE  19803
                     (Address of principal executive offices)

        Registrant's telephone number including area code (302) 426-2700

Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                               Name of each exchange on
                                                      which registered
Common Stock, $1 Par Value                        NEW YORK STOCK EXCHANGE
                                                  PACIFIC STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:       NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant was $445,295,000 as of October 31, 1994.

    The number of shares of registrant's common stock outstanding as of October 31, 1994 was 45,776,154.

    The following documents are incorporated by reference:

                                              Part of this form into which
         Document                                     incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 26, 1995                                    III

                                      PART I

ITEM I.     BUSINESS.

        The Registrant, Rollins Truck Leasing Corp., together with its subsidiaries, is referred to as the "Company" unless the context clearly indicates otherwise.

(a)     General Development of Business

        There have been no significant changes in the business of the Company since September 30, 1993.

(b)     Financial Information about Industry Segments

        The Company, through its principal subsidiary, Rollins Leasing Corp. ("Rollins") is engaged primarily in full-service leasing and short-term rental of tractors, trailers and trucks and related services. The financial information concerning this business is included on pages 2 to 6 and 14 through 26 of this 1994 Annual Report on Form 10-K.

(c)     Narrative Description of Business

        Full-service leasing accounts for the major portion of Rollins' revenues. Under these leases, Rollins purchases vehicles and components which are custom-engineered to the customer's requirements. This equipment is then leased to the customer for periods usually ranging from three to eight years. Rollins provides fuel, oil, tires, washing and regularly scheduled maintenance and repairs at its facilities. In addition, it arranges for licenses and insurance, pays highway and use taxes and supplies a 24-hour-a-day emergency road service to its customers.

        Rollins' commercial rental operations offer tractors, trailers and trucks to customers for short periods of time ranging from one day to several months. The Company's commercial rental fleet also provides additional vehicles to full service lease customers to handle their peak or seasonal business needs. Rollins does not offer services in the consumer one-way truck rental market.

        Rollins also furnishes a guaranteed maintenance service to private fleet customers who choose to own their vehicles. This service includes preventive maintenance, fuel procurement, tax reporting, permitting, licensing and access to the Rollins 24-hour-a-day emergency road service.

        Another service that the Company provides its customers is Dedicated Carriage Services ("DCS"). DCS analyzes the customer's specific distribution needs and then designs and operates a customized transportation service, which can include any of the services mentioned previously plus management, drivers and other operating personnel.

        There are many companies engaged in all aspects of vehicle rental and leasing, some of which also operate on a nationwide basis and are larger than the Company's business. Ryder System, Inc. and Penske Truck Leasing Co., L.P., Inc. are respectively the largest and second largest competitors in the truck leasing industry. The Company believes Rollins is the third largest competitor in the field of full-service leasing, long-term leasing and short-term rental of heavy duty trucks in the United States. Since the unit cost of vehicles and the cost of the borrowed funds used to purchase such vehicles are believed to be similar for most vehicle leasing companies, successful competition is based in part on service.

        At September 30, 1994, a total of 2,924 persons were employed by the Company.


ITEM 2.     PROPERTIES.

        The Company's headquarters is located in a building owned by the Company at One Rollins Plaza, Wilmington, DE 19803.

        The Company's principal operating properties consist of land and buildings used in its truck leasing and rental business. Rollins owns or leases 198 facilities in 41 states.


ITEM 3.     LEGAL PROCEEDINGS.

        Neither the Company nor any of its subsidiaries is a party to any material legal proceedings. The Company and its subsidiaries are engaged in ordinary routine litigation incidental to the business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        NONE.
                                            PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER
            MATTERS.

                            STOCK PRICES AND DIVIDENDS

             The range of share prices for the Common Stock on the New York and Pacific Stock Exchanges and per share dividends paid on Common Stock for the fiscal years ended September 30, 1994 and 1993 are as follows:

                                     Prices                     Dividends
                               1994               1993          1994     1993
                          High      Low      High      Low
Fiscal Quarter
    First ...........  $14      $11 1/4   $10 5/8   $ 7 7/8    $.033    $.03
    Second ..........   14 3/8   11 1/2    12         9 1/2     .033     .03
    Third ...........   12 3/8   11 1/8    11 3/4     9 3/8     .033     .03
    Fourth ..........   12 1/2   10 7/8    13 7/8    10 1/2     .033     .03

All stock prices and dividend amounts have been adjusted for the three-for-two common stock split distributed on September 15, 1994.

    At September 30, 1994, there were 2,580 holders of record of the Common
Stock.

ITEM 6.     SELECTED FINANCIAL DATA.

                         FIVE YEAR SELECTED FINANCIAL DATA
                  (Dollars in Millions, Except Per Share Amounts)

                                       Fiscal Year Ended September 30,
                                        1994    1993    1992    1991     1990
Revenues                                450.9   408.8   380.4   341.9   331.2
Earnings before income taxes             66.4    54.7    40.7    31.5    29.6
Earnings                                 39.8    30.4    24.6    19.0    18.0
Earnings per share (1)                    .86     .66     .53     .45     .43
Dividends per common share (1)            .13     .12     .11     .09     .09
Total assets                           909.7    781.2   708.5   656.4   658.5
Equipment on operating leases, net     637.8    543.4   468.3   441.1   453.8
Equipment financing obligations         498.4   427.3   390.3   378.9   407.2
Long-term debt                             .8      .9     6.8     9.1    22.6
Shareholders' equity                    251.2   216.8   191.0   169.4   133.9

(1) Adjusted for the three-for-two common stock split distributed on September 15, 1994.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
            RESULTS OF OPERATIONS.

Results of Operations
Fiscal Year 1994 vs. 1993

     Revenues increased by $42.1 million (10.3%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the prior year.

     Operating expenses increased by $16.0 million (9.6%) reflecting the higher revenues. Operating expenses as a percentage of revenues decreased to 40.6% in 1994 from 40.9% in 1993. This improved operating cost ratio resulted from lower maintenance costs on new equipment and continued expense control efforts.

     Net depreciation expense increased by $10.0 million (8.9%) due to the increased gross investment in equipment on operating leases and transportation service facilities offset in part by increased gains on the sale of equipment, which are shown as a reduction of depreciation expense. Equipment sale gains increased to $8.5 million from $6.1 million in 1993 as the used equipment market remained strong during 1994.

     Selling and administrative expenses increased by $2.0 million (5.0%) mainly due to higher payroll costs in the sales area and to continued emphasis on sales and marketing programs. Selling and administrative expenses decreased to 9.4% of revenues in 1994 from 9.9% of revenues in 1993.

     Interest expense increased by $2.4 million (7.0%) due to the increase in average borrowings and higher short-term interest rates offset in part by the refinancing of certain higher interest rate debt.

     The effective income tax rates for 1994 and 1993 were 40.0% and 44.4%, respectively.

     Net earnings increased by $9.4 million (30.9%) to $39.8 million or $.86 per share from $30.4 million or $.66 per share in 1993. The improvement in net earnings was due mainly to increased revenues and the lower operating cost ratio offset in part by higher depreciation, selling and administrative and interest expenses.

Fiscal Year 1993 vs. 1992

     Revenues increased by $28.4 million (7.5%) as full-service lease, commercial rental, guaranteed maintenance and dedicated contract carriage revenues all improved over the prior year. Part of the revenue improvement resulted from the inclusion for a full year of the operations of several small acquisitions made at various dates in fiscal 1992.

     Operating expenses increased by $7.2 million (4.5%) reflecting the higher revenues. Operating expenses as a percentage of revenues decreased to 40.9% in 1993 from 42.1% in 1992. Depreciation expense increased by $5.5 million (5.2%) due to the increased investment in equipment on operating leases and transportation service facilities, offset in part by increased gains on the sale of equipment. Gains on the sale of equipment, which are shown as a reduction of depreciation expense, increased to $6.1 million from $3.1 million in 1992 as the market for used equipment improved in 1993.

     Selling and administrative expenses increased by $2.6 million (6.8%) due in part to higher payroll costs resulting from personnel additions and increases in other compensation. In addition, data processing, bad debts and office expenses were also higher in 1993. Selling and administrative expenses were 9.9% of revenues in 1993 compared with 10.0% of revenues in 1992.

     Interest expense decreased by $.9 million (2.6%) due mainly to the lower interest rates on short-term bank borrowings and to the refinancing of certain higher interest rate debt.

     The effective income tax rates for 1993 and 1992 were 44.4% and 39.4%, respectively. The 1993 tax rate includes the deferred tax adjustment of $2.3 million resulting from the increase in the federal income tax rate from 34% to 35%. Excluding the deferred income tax adjustment, the effective income tax rate for 1993 was 40.2%.

     Net earnings increased by $5.8 million (23.4%) to $30.4 million or $.66 per share from $24.6 million or $.53 per share in 1992. The increase in earnings was due mainly to the higher revenues and to the reduction in interest expense, offset in part by the $2.3 million deferred income tax adjustment.


Liquidity and Capital Resources

     The Company's primary operation is the full-service leasing and rental of tractors, trucks and trailers which requires substantial amounts of capital and constant access to financing sources. At September 30, 1994, equipment on operating leases of $637.8 million represented 70.1% of the Company's assets. Funds for the acquisition of these assets are provided principally by the cash flows from operations, the proceeds from the sale of used equipment and borrowings under the Company's revolving credit facility. Cash flows from operations arising from net earnings, depreciation and changes in deferred income taxes and working capital were $173.7 million in 1994, a 4.3% increase from $166.5 million in 1993. Because the primary source of funds from operations is from existing leases already under contract, the Company expects to continue to generate a substantial amount of funds from operations in 1995.

     Equipment financing obligations and long-term debt increased to $499.3 million at September 30, 1994 from $428.4 million a year earlier. Borrowings from external sources include equipment term loans furnished by commercial banks and the issuance of Collateral Trust Debentures.

     The Company's principal subsidiary, Rollins Leasing Corp., has a $100.0 million revolving credit facility of which $66.5 million was available at September 30, 1994. This facility is used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing. On March 21, 1994, the Company sold $60.0 million of 7% Series M Collateral Trust Debentures due March 15, 2001. Additionally, on September 21, 1994, the Company arranged for the private placement of $100.0 million of 8.27% Series N Collateral Trust Debentures due March 15, 2002. Closing will occur on March 15, 1995 with the proceeds used to refinance certain existing indebtedness and for new equipment purchases committed for in the Spring of 1995.

     At September 30, 1994, the Company could sell an additional $140.0 million of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and the relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

     At September 30, 1994 and 1993, the debt to equity ratio of the Company was 2.0 to 1.

     Capital expenditures were $297.5 million in 1994 compared with $242.9 million in 1993. The level of economic activity, which in part dictates demand for the Company's services, remained strong in 1994. At September 30, 1994, the Company's commitment for the purchase of revenue equipment was $169.0 million. Based on the current level of business and including commitments already made at September 30, 1994, the Company anticipates spending approximately $300.0 million for equipment and facilities in 1995.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are shown on the Index to the Consolidated Financial Statements and Schedules on page 9.

ITEM 9.     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL
            DISCLOSURE.

       NONE.

                                     PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 26, 1995.

       Executive Officers of the Registrant. As of October 31, 1994, the Executive Officers of the registrant were:

    Name                            Position                Age   Term of Office
Patrick J. Bagley         Vice President-Finance and        47   7/87 to date
                          Treasurer                             1/87 to date

David F. Burr             Chairman and Chief Executive      56   10/92 to date
                          Officer, Rollins Leasing Corp.

Michael B. Kinnard      Vice President-General Counsel      37   10/94 to date
                        and Secretary                           10/94 to date

John W. Rollins         Chairman of the Board and           78    1954 to date
                        Chief Executive Officer                10/74 to date

John W. Rollins, Jr.    President and Chief Operating       52     9/75 to date
                        Officer and Director

Henry B. Tippie         Chairman of the Executive           67     3/74 to date
                        Committee and Vice Chairman
                        of the Board

     The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.    EXECUTIVE COMPENSATION.

       The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 26, 1995.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

       The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 26, 1995.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       During the year ended September 30, 1994, the following officers and/or directors of the Company were also officers and/or directors of Rollins Environmental Services, Inc.; Patrick J. Bagley, William B. Philipbar, Jr., John C. Peet, Jr. (retired effective September 30, 1994), John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 6.2% and 12.0% of the outstanding shares of Common Stock of Rollins

Environmental Services, Inc. and Matlack Systems, Inc.
October 31, 1994. The description of transactions between the Company and Rollins Environmental Services, Inc. and between the Company and Matlack Systems, Inc. appears under the caption "Transactions with Related Parties" on page 21 of this 1994 Annual Report on Form 10-K.


                                      PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 12.

     (2) Financial Statements Schedules - See accompanying Index to Consolidated Financial Statements and Schedules on page 12.

     (3)Exhibits:
       (3) (a) Restated Certificate of Incorporation of Rollins Truck Leasing Corp. as last amended on January 25, 1990 as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1992 is incorporated herein by reference.

       (3) (b) By-Laws of Rollins Truck Leasing Corp. as last amended on November 25, 1987 as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1992 is incorporated herein by reference.

       (4) (a) Collateral Trust Indenture dated as of March 21, 1983, between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee, as filed with the Company's Registration Statement No. 33-40476 on Form S-3 dated May 10, 1991, is incorporated herein by reference.

       (4) (b) Third Supplemental Collateral Trust Indenture dated February 20, 1986 to the Collateral Trust Indenture dated March 21, 1983 between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee, as filed with the Company's Registration Statement No. 33-40476 on Form S-3 dated May 10, 1991, is incorporated herein by reference.

       (4) (c) Sixth Supplemental Collateral Trust Indenture dated March 15, 1988 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee.

       (4) (d) Seventh Supplemental Collateral Trust Indenture dated March 15, 1989 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Bank N.A.), as Trustee.

       (4) (e) Eighth Supplemental Collateral Trust Indenture dated May 15, 1990 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 33-67682 on Form S-3 dated August 20, 1993 is incorporated herein by reference.

       (4) (f) Ninth Supplemental Collateral Trust Indenture dated December 1, 1991 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated December 12, 1991, is incorporated herein by reference.

       (4) (g) Tenth Supplemental Collateral Trust Indenture dated April 28, 1992 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated April 28, 1992, is incorporated herein by reference.

       (4) (h) Eleventh Supplemental Collateral Trust Indenture dated March 15, 1993 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated March 30, 1993, is incorporated herein by reference.

       (4) (i) Twelfth Supplemental Collateral Trust Indenture dated March 15, 1994 to the Colalteral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated March 21, 1994, is incorporated herein by reference.

       (4) (j) RLC CORP. (now known as Rollins Truck Leasing Corp.) Rights Agreement dated as of June 14, 1989 as filed as an Exhibit to Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

      (10) (a) RLC CORP. (now known as Rollins Truck Leasing Corp.) 1982 Incentive Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 27, 1983, is incorporated herein by reference.

      (10) (b) RLC CORP. (now known as Rollins Truck Leasing Corp.) 1986 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 29, 1987, is incorporated herein by reference.

      (10) (c) Rollins Truck Leasing Corp. 1993 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 27, 1994, is incorporated herein by reference.

      (21)       Rollins Truck Leasing Corp. Subsidiaries at September 30,
                 1994.

      (23) Consent of KPMG Peat Marwick LLP, Independent Auditors, for incorporation by reference in Registration Statement No. 33-67682 filed on Form S-3.


(b)  Reports on Form 8-K.

        No reports on Form 8-K were filed by Rollins Truck Leasing Corp. during the last quarter of the period covered by this report. However, on October 13, 1994, a report on Form 8-K was filed disclosing that effective at the close of business September 30, 1994, Michael B. Kinnard was appointed Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp. Mr. Kinnard succeeds John C. Peet, Jr., who previously held the same positions and whose resignation was accepted effective at the close of business September 30, 1994.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 23, 1994                  ROLLINS TRUCK LEASING CORP.
                                                       (Registrant)


                                       BY: /s/ John W. Rollins, Jr.
                                           John W. Rollins, Jr.
                                           President and Chief Operating Officer
                                           and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Patrick J. Bagley  Vice President-Finance and Treasurer  November 23, 1994
Patrick J. Bagley     Chief Financial Officer
                      Chief Accounting Officer

/s/John W. Rollins    Chairman of the Board and             November 23, 1994
John W. Rollins       Chief Executive Officer


/s/Gary W. Rollins    Director                              November 23, 1994
Gary W. Rollins


/s/Henry B. Tippie    Chairman of the Executive             November 23, 1994
Henry B. Tippie       Committee and Vice Chairman
                      of the Board

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     (1)  Consolidated
                                                                         Page(s)
        Independent Auditors' Report on Financial Statements and
          Financial Statement Schedules                                    14

        Consolidated Statement of Earnings for the years ended
          September 30, 1994, 1993 and 1992                                15

        Consolidated Balance Sheet at September 30, 1994 and 1993          16

        Consolidated Statement of Cash Flows for the years ended
          September 30, 1994, 1993 and 1992                                17

        Notes to the Consolidated Financial Statements                  18 to 26


    (2)   Financial Statement Schedules

        Rollins Truck Leasing Corp. (Parent)
          Schedule III - Condensed Financial Information

               Balance Sheet at September 30, 1994 and 1993                27

               Statement of Earnings for the years ended
                 September 30, 1994, 1993 and 1992                         28

               Statement of Cash Flows for the years ended
                 September 30, 1994, 1993 and 1992                         29

               Notes to Financial Statements                               30

        Rollins Truck Leasing Corp. and Subsidiaries Consolidated

          Schedule II     - Amounts Receivable from Related Parties
                            and Underwriters, Promoters, and
                            Employees (Other Than Related Parties)
                            for the years ended September 30, 1994,
                            1993 and 1992                                  31

          Schedule IV     - Indebtedness of Related Parties -
                            Not Current for the years ended
                            September 30, 1994, 1993 and 1992              32

          Schedule V      - Property, Plant and Equipment for
                            the years ended September 30, 1994,
                            1993 and 1992                                  33

          Schedule VI     - Accumulated Depreciation of Property,
                            Plant and Equipment for the years ended
                            September 30, 1994, 1993 and 1992              34

          Schedule VIII   - Valuation and Qualifying Accounts
                            for the years ended September 30, 1994,
                            1993 and 1992                                  35

          Schedule X      - Supplementary Income Statement Information for
                            the years ended September 30, 1994, 1993
                            and 1992                                       36

     Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report

The Shareholders and Board of Directors
Rollins Truck Leasing Corp.

     We have audited the consolidated financial statements of Rollins Truck Leasing Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                       KPMG Peat Marwick LLP

Wilmington, Delaware
October 25, 1994

CONSOLIDATED STATEMENT OF EARNINGS

                                           Year Ended September 30,
                                         1994          1993          1992
Revenues                            $450,903,000  $408,778,000  $380,384,000
Expenses:
 Operating                           183,222,000   167,248,000   160,023,000
 Depreciation, net of gain
   on disposition of property
   and equipment                     121,982,000   112,005,000   106,493,000
 Selling and administrative           42,473,000    40,440,000    37,855,000
                                     347,677,000   319,693,000   304,371,000

Earnings before interest expense
 and income taxes                    103,226,000    89,085,000    76,013,000
Interest expense, net                 36,836,000    34,428,000    35,345,000
Earnings before income taxes          66,390,000    54,657,000    40,668,000
Income taxes                          26,562,000    24,241,000    16,029,000

Net earnings                        $ 39,828,000  $ 30,416,000  $ 24,639,000

Earnings per share (1)              $        .86  $        .66  $        .53

Average common shares and
 equivalents outstanding              46,310,000    46,260,000    46,007,000

(1) Adjusted for the three-for-two common stock split distributed on September 15, 1994.





The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                                       September 30,
                                                      1994         1993
                          ASSETS
Current assets
 Cash                                          $ 15,094,000    $ 15,081,000
 Accounts receivable, net of allowance
   for doubtful accounts: 1994-$1,770,000;
   1993-$1,620,000                               52,031,000      48,917,000
 Inventory of parts and supplies                  8,558,000       8,679,000
 Prepaid expenses                                12,726,000      10,147,000
 Refundable income taxes                          2,571,000           -
 Deferred income taxes                           11,472,000       7,331,000
                                                102,452,000      90,155,000
Equipment on operating leases, at cost,
 net of accumulated depreciation                637,768,000     543,396,000
Other property and equipment, at cost,
 net of accumulated depreciation                146,618,000     124,170,000
Note receivable-Matlack, Inc.
 (including $900,000 due within
 one year)                                        6,000,000       6,000,000
Excess of cost over net assets of
 businesses acquired                             11,903,000      12,131,000
Other assets                                      4,976,000       5,309,000
                                               $909,717,000    $781,161,000

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment financing obligations)
 Accounts payable                              $  7,205,000    $  5,153,000
 Accrued liabilities                             40,114,000      38,310,000
 Current maturities of long-term debt               146,000         209,000
                                                 47,465,000      43,672,000
Equipment financing obligations
 including maturities due within
 one year: 1994-$30,214,000;
 1993-$24,665,000                               498,365,000     427,307,000
Long-term debt                                      782,000         922,000
Other liabilities                                 8,898,000       9,158,000
Deferred income taxes                           103,010,000      83,352,000

Commitments and contingent liabilities (see Notes to the Consolidated
 Financial Statements)

Shareholders' equity:
 Common stock, $1 par value
   Outstanding: 1994-45,770,678 shares;
   1993-45,544,355 shares                        45,771,000      30,363,000
 Capital in excess of par value                  20,319,000      35,016,000
 Retained earnings                              185,107,000     151,371,000
                                                251,197,000     216,750,000
                                               $909,717,000    $781,161,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Year Ended September 30,
                                       1994           1993          1992
Cash flows from operating activities:
Net earnings                       $ 39,828,000   $ 30,416,000   $ 24,639,000
Reconciliation of net earnings
 to net cash flows from
 operating activities:
 Depreciation and amortization      130,741,000    118,366,000    109,828,000
 Current and deferred income
   taxes                             12,946,000     11,542,000      7,687,000
 Net (increase) decrease in notes
   and accounts receivable           (3,114,000)    9,769,000      (6,694,000)
 Net increase in accounts payable
   and accrued liabilities            3,856,000      3,892,000      6,581,000
 Net gain on sale of property
 and equipment                       (8,530,000)  (6,139,000)      (3,110,000)
 Other                               (2,072,000)  (1,315,000)       1,944,000
 Net cash flows from operating
 activities                         173,655,000    166,531,000    140,875,000

Cash flows from investing activities:
 Purchase of property and
   equipment                       (297,492,000) (242,910,000)   (202,689,000)
 Proceeds from sales of
   equipment                         58,376,000     48,953,000     53,834,000
   Net cash flows used in investing
     activities                    (239,116,000) (193,957,000)   (148,855,000)

Cash flows from financing activities:
Proceeds of equipment financing
 obligations                        177,126,000    177,498,000    167,822,000
Repayment of equipment financing
 obligations                       (106,068,000) (140,447,000)   (156,493,000)
Repayment of long-term debt            (203,000)   (7,414,000)     (3,687,000)
Payment of dividends                 (6,092,000)   (5,452,000)     (4,831,000)
Proceeds of stock options
 exercised                              780,000        759,000        637,000
Preferred stock acquired and
 retired                                 -               -            (95,000)
 Other                                  (69,000)        -             309,000
   Net cash flows from financing
   activities                        65,474,000     24,944,000      3,662,000

Net increase (decrease) in cash          13,000     (2,482,000)    (4,318,000)
Cash beginning of period             15,081,000     17,563,000     21,881,000
Cash end of period                 $ 15,094,000   $ 15,081,000   $ 17,563,000

Supplemental information:
 Interest paid                     $ 36,425,000   $ 34,933,000   $ 34,581,000
 Income taxes paid                 $ 13,616,000   $ 12,699,000   $  8,341,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

   The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances among these subsidiaries have been eliminated.

   Lease, rental and other transportation service revenues are recognized pro rata from the date the vehicles are placed in service with the customer. Expenses are recognized concurrently with revenues.

   Earnings per common share are computed assuming the conversion of all potentially dilutive securites, namely outstanding stock options and convertible preferred shares prior to their redemption.

   The excess of cost over net assets of businesses acquired prior to October 30, 1970 is not being amortized since its value, in management's opinion, has not diminished. The excess of cost over net assets of businesses acquired subsequently is being amortized on a straight-line basis over 40 years.

   Inventories of transportation equipment parts and supplies are valued at the lower of first-in, first-out cost or market.

   Marketable securities are classified as current or noncurrent assets as appropriate and are carried at the lower of cost or market.

   Property and equipment is carried at cost, net of applicable allowances. Depreciation is provided on a straight-line, specific-item basis net of salvage or residual values. The cost and related accumulated depreciation of property and equipment sold or retired are eliminated from the property accounts and the resulting gain or loss is reflected in the Consolidated Statement of Earnings as an adjustment of depreciation expense. Repairs and maintenance are charged to expense as incurred. Major additions and improvements are capitalized and written off over the remaining depreciable lives of the assets.

   As of October 1, 1991, the Company adopted SFAS No. 109 Accounting for Income Taxes. The adoption of this accounting rule had no effect on net earnings for the year ended September 30, 1992.

   Leasing operations consist of the long-term leasing and short-term rental of transportation equipment. All leases are classified as operating leases and expire on various dates during the next ten years.

   Equipment to be sold within one year and equipment financing obligations payable within one year are not classified as current assets or current liabilities.

Equipment on Operating Leases

   The Company's investment in equipment on operating leases is as follows:

                                                        September 30,
                                                    1994             1993
Transportation equipment (1)                    $951,349,000     $833,232,000
Less accumulated depreciation                   (313,581,000)    (289,836,000)
                                                $637,768,000     $543,396,000

(1)  Estimated useful life 3 to 12 years

   The net gain on disposition of property and equipment was $8,530,000 in 1994, $6,139,000 in 1993 and $3,110,000 in 1992.

   Commitments for the purchase of transportation equipment amounted to $169,014,000 at September 30, 1994.

   At September 30, 1994, minimum future revenues from non-cancelable leases are as follows:

Year Ending September 30,
1995                                                             $144,295,000
1996                                                              114,944,000
1997                                                               85,796,000
1998                                                               55,552,000
1999                                                               23,819,000
Later Years                                                         1,110,000
Total future minimum lease revenues                              $425,516,000

   Revenues include contingent rentals, which represent all commercial rental revenues and the mileage charges on full-service leases, of $169,755,000 in 1994, $128,528,000 in 1993 and $118,787,000 in 1992.

Other Property and Equipment

   The Company's other property and equipment accounts are as follows:

                                                       September 30,
                                                    1994             1993
Land                                            $ 35,376,000     $ 30,291,000
Transportation service facilities (1)            128,414,000      101,784,000
Other operating assets (1)                        33,951,000       35,769,000
Less accumulated depreciation                    (51,123,000)     (43,674,000)
                                                $146,618,000     $124,170,000

(1)  Estimated useful life 3 to 45 years

Lease Commitments

   The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next 20 years. Some of the leases are renewable at the Company's option.

   Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1994 are as follows:

Year Ending September 30,
1995                                                             $ 3,556,000
1996                                                               3,073,000
1997                                                               2,298,000
1998                                                               1,695,000
1999                                                               1,110,000
Later years                                                        4,388,000
Total minimum payments required                                  $16,120,000

   Total rental expense for all operating leases except those with terms of a month or less was $7,695,000 in 1994, $8,134,000 in 1993 and $8,144,000 in
1992.

Income Taxes

 The income tax provisions for the three years ended September 30, 1994 are comprised as follows:

                                               Year Ended September 30,
                                          1994          1993           1992
Current:
 Federal                               $ 8,692,000   $ 9,101,000    $ 6,668,000
 State                                   2,796,000     2,280,000      1,547,000
Deferred:
 Federal                                13,516,000     8,362,000      6,470,000
 State                                   1,558,000     2,223,000      1,344,000
 Rate change                                -          2,275,000         -
 Total income taxes                    $26,562,000   $24,241,000    $16,029,000

   A reconciliation of the income tax provisions for the three years ended September 30, 1994 with amounts calculated by applying the statutory federal income tax rate (35.0% in 1994, 34.75% in 1993 and 34.0% in 1992) to earnings before income taxes for those years is as follows:
                                              Year Ended September 30,
                                          1994          1993           1992
Federal tax at statutory rate          $23,236,000   $18,993,000    $13,827,000
State income taxes                       2,830,000     2,939,000      1,908,000
Rate change                                 -          2,275,000         -
Other                                      496,000        34,000        294,000
Total income taxes                     $26,562,000   $24,241,000    $16,029,000

   The tax effect of temporary differences and the tax credit carryforwards which comprise the current and non-current deferred income tax amounts shown on the balance sheet are as follows:

                                                            September 30
                                                    1994              1993
Depreciation                                     $111,833,000      $101,297,000
Expenses deductible when paid                      (8,214,000)       (7,196,000)
Investment tax credit carryforward                    -              (4,902,000)
Alternative minimum tax credit carryforward       (12,861,000)      (12,899,000)
Other                                                 780,000          (279,000)
Deferred income taxes, net                       $ 91,538,000      $ 76,021,000

   At September 30, 1994, the Company had alternative minimum tax credit carryforwards of $12,861,000 which have no expiration date. The Company has no tax credit carryforwards for financial reporting purposes since all such credits have been considered in the determination of deferred income tax amounts.

Shareholders' Equity

   Changes in the components of shareholders' equity are as follows:

                                                        Capital in
                             Stated        $1 Par       Excess of
                             Value of      Value        Par of
                             Preferred     Common       Stated         Retained
                             Stock         Stock        Values         Earnings
Balance at 9/30/91        $ 51,000    $19,940,000   $43,778,000    $105,624,000
Net earnings                                                         24,639,000
Dividends on preferred
 stock $1.00 per share                                                  (24,000)
Dividends on common
 stock $.16 per share                                                (4,807,000)
3-for-2 common stock split             10,050,000                   (10,109,000)
Investment valuation
 allowance                                                              975,000
Conversion of preferred
 stock                     (45,000)        53,000        (8,000)
Preferred stock retired   (6,000)                       (89,000)
Exercise of stock options                 109,000       528,000
Other                                      32,000       336,000
Balance at 9/30/92            -        30,184,000    34,436,000     126,407,000
Net earnings                                                         30,416,000
Dividends on common
 stock $.18 per share                                                (5,452,000)
Exercise of stock options                 179,000       580,000
Balance at 9/30/93            -        30,363,000    35,016,000     151,371,000
Net earnings                                                         39,828,000
Dividends on common
 stock $.20 per share                                                (6,092,000)
3-for-2 common stock split                           15,252,000     (15,321,000)
Exercise of stock options                               156,000         624,000
Balance at 9/30/94        $   -       $45,771,000   $20,319,000    $185,107,000

   The Company is authorized to issue 50,000,000 shares of its $1 Par Value Common Stock and 1,000,000 shares of Preferred Stock. The preferred shares are without par value, with terms and conditions of each issue as determined by the Board of Directors. On April 30, 1992, the Comp its then outstanding 3,172 shares of Series C Preferred Stock for $30 per share. No Preferred Stock is now outstanding.

   Each share of common stock outstanding includes one common stock purchase right (a "Right") which is non-detachable and non-exercisable until certain defined events occur, including certain tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the registered holder to purchase one share of common stock of the Company for $26.67 and may be modified to permit certain holders to purchase common stock of the Company or common stock of an acquiring company at a 50% discount. The Right expires on June 30, 1999 unless earlier redeemed by the Company as permitted under certain conditions at a price of $.0045 per Right.

   Under the terms of a credit agreement, $129,202,000 of retained earnings was available for the payment of cash dividends at September 30, 1994.

   Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant. Option activity, adjusted for the September 15, 1994 three-for-two common stock split, is summarized as follows:
                                      Year Ended September 30,
                                   1994             1993              1992
Number of options:
 Outstanding at beginning of
   year                          1,368,005        1,388,700         1,361,349
 Granted                             7,515          261,900           315,900
 Exercised                        (226,321)        (268,164)         (220,302)
 Expired or canceled               (27,700)         (14,431)          (68,247)
 Outstanding at September 30     1,121,499        1,368,005         1,388,700
At September 30:
 Options available for grant     1,305,789           85,604           333,072
 Options exercisable               470,500          409,163           416,639

Per share prices:
 Options granted                   $12.08           $11.92             $7.56
 Options exercised            $2.39 to $7.56  $2.39 to $7.56  $2.39 to $4.59
 Options outstanding          $2.39 to $12.08 $2.39 to $11.92 $2.39 to $7.56

Accrued Liabilities

   Accrued liabilities are as follows:
                                                             September 30,
                                                    1994             1993
Employee compensation                             $8,722,000      $ 7,608,000
Interest                                           6,052,000        5,641,000
Taxes other than income                            9,349,000        9,265,000
Insurance                                          6,013,000        4,867,000
Unbilled services and supplies                     8,024,000        8,572,000
Other                                              1,954,000        2,357,000
                                                  $40,114,000     $38,310,000

Indebtedness

   Equipment financing obligations are as follows:
                                                           September 30,
                                                       1994           1993
   Revolving Credit Agreement                      $33,500,000    $28,000,000
   Collateral Trust Debentures:
    Series G,  9  7/8     %, due 1995 to 1998        50,000,000     50,000,000
    Series H, 10.60       %, due 1999                75,000,000     75,000,000
    Series I,  10.35      %, due 2000                50,000,000     50,000,000
    Series J,   8 5/8     %, due 1998                30,000,000     30,000,000
    Series K,  7  3/4     %, due 1997                50,000,000     50,000,000
    Series L,  7          %, due 2003                70,000,000     70,000,000
    Series M,  7          %, due 2001                60,000,000         -
   Other equipment financing obligations,
    at interest rates ranging from 5.1%
    to 9.8%, of which $22,714,000 is due
    within one year; payable through 1999            79,865,000     74,307,000
                                                   $498,365,000   $427,307,000

    The $100,000,000 line under the Revolving Credit Agreement is unsecured. During 1994, the quoted rates ranged from 3.4% to 6.3% and averaged 6.1% at September 30, 1994. The Collateral Trust Debentures are secured by notes from a subsidiary and Matlack, Inc., a former subsidiary. Certain other equipment financing obligations are collateralized by certain leasing equipment. At the option of the banks, the Revolving Credit Agreement and the Collateral Trust Debentures may be secured by other leasing and bulk transportation equipment. Termination of the Revolving Credit Agreement would result in repayment of outstanding loans over 60 months in equal installments; otherwise, no repayments are required except for repayments which would be required if the financing value of the equipment falls below the outstanding loan. The agreement provides for the maintenance of specified financial ratios and restricts payments to the Company by a consolidated subsidiary. Net assets of all subsidiaries not restricted under the agreement totaled $139,728,000 at September 30, 1994.

    On September 21, 1994, the Company arranged for the private placement of $100,000,000 of 8.27%, Series N Collateral Trust Debentures due March 15, 2002. Closing will occur on March 15, 1995.

    Based on published bid prices, at September 30, 1994, the estimated fair value of the Company's Collateral Trust Debentures was $386,019,000 compared to the recorded book amount of $385,000,000. The fair value of the remaining $113,365,000 of equipment indebtedness approximates its recorded amount.

    Long-term debt consists of real estate and other obligations payable in installments over various periods to 2001, at interest rates ranging from 6.4% to 7.0%. Land and buildings with a carrying value of $1,585,000 is pledged as collateral.

    The aggregate amounts of maturities and sinking fund requirements for all indebtedness over the next five years are as follows: 1995-$30,360,000; 1996-$26,618,000; 1997-$73,556,000; 1998-$38,350,000 and
1999-$109,143,000.

Commitments and Contingent Liabilities

    There are various claims and legal actions pending against the Company. In the opinion of management, based on the advice of counsel, the outcome of such litigation will not have a material adverse effect upon the Company's financial position or results of operations.

Pension Plan

    The Company maintains a noncontributory pension plan for full-time employees not covered by pension plans under collective bargaining agreements. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company's qualified pension plan.

    The components of net periodic pension cost are as follows:

                                             Year Ended September 30,
                                       1994           1993           1992
Service cost                        $2,283,000     $1,798,000     $1,548,000
Interest cost                        2,152,000      1,846,000      1,658,000
Return on plan assets                 (947,000)    (4,336,000)    (2,558,000)
Net amortization and deferral       (1,580,000)     2,271,000        706,000
Net periodic pension cost           $1,908,000     $1,579,000     $1,354,000

    The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                          September 30,
                                                       1994           1993
Actuarial present value of
   accumulated benefit obligation:
    Vested                                         $24,708,000    $22,010,000
    Non-vested                                       1,227,000      1,102,000
                                                   $25,935,000    $23,112,000

Projected benefit obligation                       $31,190,000    $26,989,000
Plan assets at market value                         27,481,000     25,976,000
Projected benefit obligation
   in excess of plan assets                          3,709,000      1,013,000
Unrecognized gain                                    1,289,000      2,383,000
Unrecognized prior service costs                      (998,000)       157,000
Unrecognized overfunding at adoption                   421,000        492,000
Accrued pension liability                          $ 4,421,000    $ 4,045,000

    At September 30, 1994, the assets of the pension plans were invested 73% in equity securities, 24% in fixed income securities and the balance in other interest bearing accounts.

    The discount rate was 8.0% for 1994 and 1993 and 8.5% for 1992. The rate of assumed compensation increase was 5.0% for all three years. The expected long-term rate of return on assets was 9.5% for 1994 and 1993 and 10.0% for 1992.

    The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $172,000 in 1994, $265,000 in 1993 and $293,000 in 1992. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Transactions with Related Parties

    Certain directors and officers of the Company are also directors and officers of Rollins Environmental Services, Inc. and Matlack Systems, Inc.

    The Company sold materials (principally vehicle fuel) and services (including data processing services) and rented transportation equipment and office space to Rollins Environmental Services, Inc. The aggregate charges for these materials and services, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings, were $6,551,000 in 1994, $7,359,000 in 1993 and $6,579,000 in 1992.

    The Company provided administrative services and rented office space to Matlack, Inc. for aggregate charges of $2,949,000 in 1994, $3,077,000 in 1993 and $3,403,000 in 1992, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings. Interest charges to Matlack, Inc., which have been offset against interest expense, were $593,000 in 1994, $1,023,000 in 1993 and $1,500,000 in
1992.

    An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $8,166,000 in 1994, $7,068,000 in 1993 and $7,085,000 in 1992.

    In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

Quarterly Results (Unaudited)
                   December       March          June           September
   1994            31             31             30             30
Revenues           $107,444,000   $107,111,000   $115,823,000   $120,525,000
Gross profit       $ 34,202,000   $ 33,409,000   $ 38,053,000   $ 40,035,000
Earnings before
  income taxes     $ 16,196,000   $ 13,811,000   $ 17,504,000   $ 18,879,000
Net earnings       $  9,474,000   $  8,155,000   $ 10,450,000   $ 11,749,000
Earnings per
  share(1)         $       .21    $.17           $       .23    $        .25

    1993
Revenues           $100,095,000   $ 97,042,000   $104,589,000   $107,052,000
Gross profit       $ 30,439,000   $ 28,758,000   $ 33,845,000   $ 36,483,000
Earnings before
   income taxes    $ 12,497,000   $ 10,823,000   $ 14,762,000   $ 16,575,000
Net earnings       $  7,498,000   $  6,494,000   $  8,857,000   $  7,567,000
Earnings per
  share(1)         $       .16    $        .14   $        .19   $        .17

(1) Adjusted for the three-for-two common stock split distributed on September 15, 1994.

                  SCHEDULE III - Condensed Financial Information

                            ROLLINS TRUCK LEASING CORP.
                                   BALANCE SHEET
                                  ($000 Omitted)

                 Assets                                  September 30,
                                                        1994        1993
Current Assets (excluding notes receivable
   from subsidiaries)
  Cash                                                $    699    $    413
  Accounts receivable                                       80          91
  Accounts receivable from subsidiaries*                    14          31
  Other current assets                                      63          67
                                                           856         602
Notes receivable - Matlack, Inc.
   (including $900 due within one year)                  6,000       6,000
Notes receivable from subsidiary*                      379,000     319,000
Investments in subsidiaries, at equity*                234,263     196,368
Advances to subsidiaries*                               18,430      20,680
Property and equipment, at cost, net of
  accumulated depreciation                                 921         894
Other assets                                               173         365
                                                      $639,643    $543,909
      Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable to subsidiaries*                   $     37    $     11
  Accounts payable to others                               164         120
  Accrued liabilities                                      571         632
  Income taxes payable                                     769         417
                                                         1,541       1,180
Collateral Trust Debentures
    9 7/8%   Series G, due 1995 to 1998                 50,000      50,000
    10.60%   Series H, due 1999                         75,000      75,000
    10.35%   Series I, due 2000                         50,000      50,000
    8 5/8%   Series J, due 1998                         30,000      30,000
    7 3.4%   Series K, due 1997                         50,000      50,000
    7   %    Series L, due 2003                         70,000      70,000
    7   %    Series M, due 2001                         60,000        -

Other liabilities                                        1,531         528
Deferred federal income taxes                              374         451
Commitments and contingent liabilities - see notes to the financial statements

Shareholders' equity
  Common shares $1 Par Value, 50,000,000 shares
    authorized; issued and outstanding:
    1994: 45,770,678; 1993: 45,544,355                  45,771      30,363
  Capital in excess of par or stated values             20,319      35,016
  Retained earnings                                    185,107     151,371
                                                       251,197     216,750
                                                      $639,643    $543,909

* Eliminated in consolidation.

                 SCHEDULE III - Condensed Financial Information
                                    (continued)

                            ROLLINS TRUCK LEASING CORP.
                               STATEMENT OF EARNINGS
                                  ($000 Omitted)


                                                  Year Ended September 30,
                                                 1994        1993       1992

Revenues:
   Dividends from subsidiaries                 $ 1,800     $ 4,800     $ 4,800
   Other income                                  4,502         171         470
                                                 6,302       4,971       5,270

Expenses:
   Administrative                                3,498       3,686       3,223
   Depreciation and amortization, net of
     gain (loss) on disposals                      124         211         225
                                                 3,622       3,897       3,448

Earnings before income taxes                     2,680       1,074       1,822

Income taxes (benefit)                             825      (1,460)     (1,625)

Net earnings of Rollins Truck Leasing Corp.  1,855           2,534       3,447

Equity in undistributed net earnings
   of subsidiaries                              37,973      27,882      21,192

Net earnings                                   $39,828     $30,416     $24,639

                  SCHEDULE III - Condensed Financial Information
                                    (continued)

                            ROLLINS TRUCK LEASING CORP.
                              STATEMENT OF CASH FLOWS
                                  ($000 Omitted)

                                                 Year Ended September 30,
                                                 1994       1993        1992

Cash flows from operating activities:
  Earnings prior to equity in
    subsidiaries' undistributed earnings       $ 1,855     $ 2,534     $ 3,447

  Reconciliation of earnings to net
    cash flows from operating activities:
    Depreciation and amortization                  193         216         231
    Current and deferred income taxes              275        (176)       (408)
    Net decrease (increase) in
    accounts receivable                             28          74         (41)
    Net increase (decrease) in
    accounts payable and accrued
    liabilities                                      9        (230)        253
    Other                                         (241)         87          97
    Net cash flows from operating
    activities                                   2,119       2,505       3,579

  Cash flows from investing activities:
    Purchase of equipment                         (152)       (108)        (54)
    Proceeds from sale of equipment               -              5          10
    Net cash flows used in investing
    activities                                    (152)       (103)        (44)

  Cash flows from financing activities:
    Proceeds of equipment financing             60,000      70,000      80,000
    Advances to subsidiaries                   (56,300)    (68,072)    (81,600)
    Repayment of notes by subsidiary               -        39,500      41,650
    Repayment of notes by Matlack, Inc.            -         7,750       2,250
    Repayment of equipment financing               -       (47,250)    (42,500)
    Payment of dividends                        (6,092)     (5,452)     (4,831)
    Proceeds of stock options exercised            780         759         637
    Preferred stock acquired and retired           -           -           (95)
    Other                                          (69)        -           (59)
    Net cash flows used in financing
    activities                                  (1,681)     (2,765)     (4,548)

    Net increase (decrease) in cash                286        (363)     (1,013)

    Cash beginning of period                       413         776       1,789

    Cash end of period                         $   699     $   413     $   776

Supplemental information:

    Interest paid, net                         $    -      $    -      $   -
    Income taxes paid                          $10,660     $ 9,572     $ 6,236

                  SCHEDULE III - Condensed Financial
                                    (continued)

                            ROLLINS TRUCK LEASING CORP.
                           Notes to Financial Statements


Accounting Policies

  The accounting policies of the Registrant and its subsidiaries are set forth on page 14 of this 1994 Annual Report on Form 10-K.

  The Company's principal sources of earnings are dividends and management fees paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $139,728,000 at September 30, 1994. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated carryforward or carryback of net operating losses, investment tax credits, alternative minimum tax credits or similar items utilized currently in the consolidated federal income tax return.

  Interest income on notes receivable from a subsidiary and from Matlack, Inc. which are pledged to secure the Collateral Trust Debentures (described on page 19 of this 1994 Annual Report on Form 10-K) has been offset against interest expense of $31,700,000, $29,451,000 and $29,298,000 in 1994, 1993
and 1992, respectively.

Commitments and Contingencies

  The Company is obligated to an affiliated company for $398,000 annually ($2,886,000 in the aggregate) of future rentals under a lease to 2001. Rent expense was $391,000 in 1994 and 1993 and $353,000 in 1992.

  Commitments of the Company have been collateralized by bank letters of credit issued on behalf of the Company in the amount of $4,950,000.

  The aggregate amounts of maturities and sinking fund requirements for the Collateral Trust Debentures during the next five years are $7,500,000 in 1995, $7,500,000 in 1996, $57,500,000 in 1997, $27,500,000 in 1998 and
$105,000,000 in 1999.

                                 ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                      SCHEDULE II - Amounts Receivable from Related Parties and
                                 Underwriters, Promoters, and Employees (Other
                                             Than Related Parties)
                          For the Years Ended September 30, 1994, 1993 and 1992
                                                ($000 Omitted)

                                                                                               Balance at
                                                              Deductions           End of Period
                                  Balance at
 Year Ended                       Beginning              Amounts    Amounts
 Not
September 30,  Name of Debtor     of Period   Additions  Collected   Written-Off
Current    Current
1994:    Matlack, Inc.                        $900(1)                              $900(1)

         Rollins Administrative
         Services, Inc.           $300                   $300(3)




1993:    Matlack, Inc.            $750                   $750

         Rollins Administrative
         Services, Inc.           $388                   $ 88                                 $300(3)




1992:    Matlack, Inc.            $750        $750(1)    $750                      $750(2)

         Rollins Administrative
         Services, Inc.           $838                   $450                                 $388(3)




(1)    Amounts due in one year
(2)    Included in Notes receivable - Matlack, Inc.
(3)    Non-interest bearing advance

                                 ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                           SCHEDULE IV - Indebtedness of Related Parties-Not Current
                             For the Years Ended September 30, 1994, 1993 and 1992
                                                ($000 Omitted)


                                                            Indebtedness
Year Ended                        Balance Beginning                              Balance End
September 30,    Name of Debtor      of Period      Additions   Deductions       of Period

1994:         Matlack, Inc.            $ 6,000                   $ 900 (1)       $5,100




1993:         Matlack, Inc.            $13,000                   $7,000 (2)      $6,000




1992:         Matlack, Inc.            $15,250                    $  750 (1)     $13,000
                                                                  $1,500 (3)










(1)    Amounts due in one year
(2)    Total Cash Receipt of $7,000 - $750 from Current, $6,250 from Non-Current
(3)    Total Cash Receipt of $2,250 - $750 from Current, $1,500 from Non-Current


                                 ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                ($000 OMITTED)
                                           Balance at                          Other Changes  Balance at
Year Ended                                 Beginning               Sales and     Add (Deduct)   End of
September 30,  Classification              of Period   Additions   Retirements   Describe       Period
   1994:   Property on Operating Leases
           Transportation Equipment         $833,232    $264,159    $146,042     $             $951,349

           Other Property and Equipment
           Land                             $ 30,291    $  5,085                                $35,376
           Transportation Service
            Facilities                       101,784      25,732    $    548     $  1,446 (1)   128,414
           Other Operating Assets             35,769       2,516       4,318          (16)(1)    33,951
                                            $167,844    $ 33,333    $  4,866     $  1,430      $197,741

   1993:   Property on Operating Leases
           Transportation Equipment         $745,852    $227,471    $139,983     $  (108)(1)   $833,232
           Real Estate                        13,336                              (13,336)(1)      -

                                            $759,188    $227,471    $139,983     $(13,444)     $833,232
           Other Property and Equipment
           Land                             $ 27,028    $  2,587    $    337     $  1,013 (1)  $ 30,291
           Transportation Service
            Facilities                        92,443      10,388         503         (544)(1)   101,784
           Other Operating Assets             21,789       2,464         443       11,959(1)     35,769
                                            $141,260    $ 15,439    $  1,283     $ 12,428      $167,844

   1992:   Property on Operating Leases
           Transportation Equipment         $674,493    $183,873    $112,386     $  (128)(1)   $745,852
           Real Estate                        11,092       2,244                                 13,336
                                            $685,585    $186,117    $112,386     $   (128)     $759,188
           Other Property and Equipment
           Land                             $ 27,064    $    269    $    324     $     19 (1)  $ 27,028
           Transportation Service
            Facilities                        79,193      14,540       1,430          140 (1)    92,443
           Other Operating Assets             21,058       1,758       1,156          129(1)     21,789
                                            $127,315    $ 16,567    $  2,910     $    288      $141,260

(1)  Adjustments and reclassifications.

                                 ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                ($000 OMITTED)
                                                       Additions
                                           Balance at  Charged to                Other Changes  Balance at
Year Ended                                 Beginning   Costs and   Sales and     Add(Deduct)    End of
September 30,  Classification              of Period   Expenses    Retirements  Describe        Period
    1994:  Property on Operating Leases
           Transportation Equipment          $289,836     $122,014    $ 98,137      $ (132)(1)    $313,581

           Other Propety and Equipment
           Transportation Service
            Facilities                       $ 28,400     $  6,093    $    402      $ 1,136 (1)   $ 35,227
           Other Operating Assets              15,274        2,405       1,873           90(1)      15,896
                                             $ 43,674     $  8,498    $  2,275      $ 1,226       $ 51,123

    1993:  Property on Operating Leases
           Transportation Equipment          $277,601     $110,544    $ 98,221      $  (88)(1)    $289,836
           Real Estate                          4,534                                (4,534)(1)       -
                                             $282,135     $110,544    $ 98,221      $(4,622)      $289,836
           Other Property and Equipment
           Transportation Service
            Facilities                       $ 24,286     $  4,911    $    477      $  (320)(1)   $ 28,400
           Other Operating Assets               8,597        2,689         393        4,381(1)      15,274
                                             $ 32,883     $  7,600    $    870      $ 4,061       $ 43,674

    1992:  Property on Operating Leases
           Transportation Equipment          $237,195     $103,182    $ 62,689      $  (87)(1)    $277,601
           Real Estate                          4,278          256                                   4,534
                                             $241,473     $103,438    $ 62,689      $   (87)      $282,135
           Other Property and Equipment
           Transportation Service
            Facilities                       $ 21,359     $  4,019    $  1,149      $    57 (1)   $ 24,286
           Other Operating Assets               7,002        2,146         423        (128)(1)       8,597
                                             $ 28,361     $  6,165    $  1,572      $   (71)      $ 32,883


(1)    Adjustments and reclassifications

                                 ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                ($000 OMITTED)
           COLUMN A                      COLUMN B           COLUMN C         COLUMN D      COLUMN E
                                                            Additions
                                         Balance at   Charged to    Charged                   Balance at
                                         Beginning    Costs and     to Other                  End of
September 30,  Classification            of Period    Expenses      Accounts   Deductions     Period
1994:      Allowance for doubtful
            accounts                     $1,620      $ 1,330     $  693 (1)      $1,873 (2)    $1,770


1993:      Allowance for doubtful
            accounts                     $1,217      $ 2,343     $  823 (1)      $2,763 (2)    $1,620


1992:      Allowance for doubtful
            accounts                     $1,185      $ 2,064     $  486 (1)      $2,518 (2)    $1,217

           Investment valuation
            allowance                    $1,236                  $(1,236)(3)                       -






  (1)  Recoveries.
  (2)  Write-offs.
  (3)  Added $975 to retained earnings after tax effect of $261.

                   ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
              SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 and 1992
                                  ($000 OMITTED)


       COLUMN A                                    COLUMN B
       Item                              Charged to Costs and Expenses
                                           1994        1993       1992

Maintenance and Repairs                  $ 83,039    $ 84,828    $ 82,113

Depreciation and Amortization            $130,741    $118,366    $109,828

Taxes Other Than Payroll and
  Income Taxes

     Licenses and Titles                 $ 14,768    $ 13,062    $ 11,583
     Federal Highway Use Tax             $  4,549    $  4,920    $  4,489
     Other                               $  5,121    $  4,063    $  3,844

                            ROLLINS TRUCK LEASING CORP.

                               Exhibits to Form 10-K

                     For Fiscal Year Ended September 30, 1994


Index to Exhibits                                                     Page Nos.

  Exhibit 21                Rollins Truck Leasing Corp.
                              Subsidiaries at September 30, 1994

  Exhibit 23                Consent of Independent Auditors

                                                                     Exhibit 21




                            ROLLINS TRUCK LEASING CORP.
                 Subsidiaries of Registrant at September 30, 1994




                                                     JURISDICTION OF
           NAME                                      INCORPORATION

       Rollins Dedicated Carriage Services, Inc.            Delaware

       Rollins Leasing Corp.                                Delaware

       Rollins Properties, Inc.                             Delaware

       Transrisk, Limited                                   Bermuda

                                                                      Exhibit 23



The Board of Directors
Rollins Truck Leasing Corp.:


       We consent to incorporation by reference in Registration Statement No. 33-67682 filed on Form S-3 by Rollins Truck Leasing Corp. of our report dated October 25, 1994, relating to the consolidated balance sheets of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1994 and 1993 and the related consolidated statements of earnings and cash flows and related schedules for each of the years in the three-year period ended September 30, 1994, which report appears on page 10 of this 1994 Annual Report on Form 10-K of Rollins Truck Leasing Corp.






                                                      KPMG Peat Marwick LLP


Wilmington, Delaware
November 22, 1994