Form 10-K/A
period 1994-09-30
ROLLINS TRUCK LEASING CORP
filed 1994-12-22
CIK 84244

December 22, 1994

Mr. James M. Daly
Assistant Director
Securities and Exchange Commission
Stop 3-10
Washington, D.C.  20549

     RE:  Rollins Truck Leasing Corp.
          Form 10-K for Year Ended September 30, 1994
          File No. 1-5728

Dear Mr. Daly:

The following Financial Data Schedule is provided in response to your letter dated December 14, 1994 concerning the above referenced filing. The required Financial Data Schedule was inappropriately omitted from the 10-K for the period ending 9/30/94 filed on 11/23/94 and will be included in all future filings.

Should you require any additional information, please call me at (302) 426-
3409.

Sincerely,



Patrick J. Bagley
Vice President-Finance and Treasurer

PJB/s

PAGE

                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: December 22, 1994       ROLLINS TRUCK LEASING CORP.
                                      (Registrant)

                              BY:/s/ John W. Rollins, Jr.
                                 John W. Rollins, Jr.
                                 President and Chief Operating Officer
                                 and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley    Vice President-Finance
Patrick J. Bagley        and Treasurer                 December 22, 1994
                         Chief Financial Officer
                         Chief Accounting Officer



/s/ John W. Rollins      Chairman of the Board         December 22, 1994
John W. Rollins          and Chief Executive Officer



/s/ Gary W. Rollins      Director                      December 22, 1994
Gary W. Rollins



/s/ Henry B. Tippie      Chairman of the Executive     December 22, 1994
Henry B. Tippie          Committee and Vice Chairman
                         of the Board