Form 10-Q
period 1994-12-31
ROLLINS TRUCK LEASING CORP
filed 1995-01-25
CIK 84244

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1994

                                   OR
/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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



                                               Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of December 31, 1994 was 45,824,856.



FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                                  Three Months Ended
                                                     December 31,
                                                    1994      1993

Operating revenues                                $119,079  $107,444

Operating expenses                                  46,595    43,928
Depreciation, net of gain on disposition
   of property and equipment                        32,677    29,314
Selling and administrative expenses                 10,705     9,577
Interest expense, net                               10,042     8,429
                                                   100,019    91,248
Earnings before income taxes                        19,060    16,196
Income taxes                                         7,551     6,722
Net earnings                                      $ 11,509  $  9,474

Earnings per share                                $    .25  $    .21*

Average common shares and equivalents
   outstanding (000)                                46,322    46,319*

Dividends paid per common share                   $    .04  $   .033*






* Adjusted for the three-for-two common stock split distributed on September 15, 1994.

FORM 10-Q                                                     Page 3 of 7

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                              December 31,  September 30,
                    ASSETS                        1994          1994
Current assets
 Cash                                           $ 20,952      $ 15,094
 Accounts receivable, net of allowance for
   doubtful accounts of: December-$1,771;
   September-$1,770                               53,530        52,031
  Inventory of parts and supplies                  8,064         8,558
  Prepaid expenses                                18,294        12,726
  Refundable income taxes                           -            2,571
  Deferred income taxes                            8,656        11,472
      Total current assets                       109,496       102,452

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  December-$322,274; September-$313,582          661,016       637,768
Other property and equipment, at cost,
  net of accumulated depreciation of:
  December-$52,908; September-$51,122            152,583       146,618
Note receivable - Matlack, Inc. (including
  $900 due within one year)                        6,000         6,000
Excess of cost over net assets of
  businesses acquired                             11,846        11,903
Other assets                                       4,842         4,976
                                                $945,783      $909,717

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                              $  6,882      $  7,205
  Accrued liabilities                             39,680        40,114
  Income taxes payable                             5,576          -
  Current maturities of long-term debt               143           146
      Total current liabilities                   52,281        47,465

Equipment financing obligations                  520,615       498,365
Long-term debt                                       745           782
Other liabilities                                 10,024         8,898
Deferred income taxes                            101,077       103,010

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    50,000,000 shares authorized; issued
    and outstanding: December-45,824,856;
    September-45,770,678                          45,825        45,771
  Capital in excess of par value                  20,432        20,319
  Retained earnings                              194,784       185,107
      Total shareholders' equity                 261,041       251,197
                                                $945,783      $909,717

FORM 10-Q                                                    Page 4 of 7
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                    Three Months Ended
                                                       December 31,
                                                      1994      1993

Cash flows from operating activities:
  Net earnings                                      $ 11,509  $  9,474
  Reconciliation of net earnings to
    net cash flows from operating activities:
      Depreciation and amortization                   35,480    31,310
      Current and deferred income taxes                9,029     6,625
      (Increase) in accounts and notes receivable     (1,499)   (1,552)
      (Decrease) in accounts payable and
        accrued liabilities                             (757)   (2,036)
      Net gain on sale of property and equipment      (2,746)   (1,941)
      Other, net                                      (3,814)   (2,339)
   Net cash flows from operating activities           47,202    39,541

Cash flows from investing activities:
  Purchase of property and equipment                 (77,649)  (47,348)
  Proceeds from sale of property and equipment        15,759    17,948
   Net cash flows used in investing activities       (61,890)  (29,400)

Cash flows from financing activities:

  Proceeds of equipment financing                     41,795    11,749
  Repayment of equipment financing                   (19,545)  (17,728)
  Repayment of long-term debt                            (39)      (51)
  Payments of dividends                               (1,832)   (1,519)
  Proceeds of stock options exercised                    167       310
   Net cash flows from (used in)
     financing activities                             20,546    (7,239)

Net increase in cash                                   5,858     2,902

Cash beginning of period                              15,094    15,081
Cash end of period                                  $ 20,952  $ 17,983

Supplemental information:

   Interest paid                                    $  7,677  $  7,054
   Income taxes (recovered) paid                    $ (1,478) $     97

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Three Months Ended December 31, 1994 vs. Three Months Ended December 31, 1993

  Revenues increased by $11,635,000 (10.8%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the same quarter last year. The commercial rental utilization remained strong during the first quarter of this year, indicating continued confidence in the economy and greater demand for transportation services. The substantial revenue improvement in dedicated contract carriage services reflected the continuation of a distinct trend to outsource transportation requirements.

  Operating expenses increased by $2,667,000 (6.1%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 39.2% in 1994 from 40.9% in 1993 mainly due to lower maintenance costs on new equipment and continued expense control efforts.

  Depreciation expense increased by $3,363,000 (11.5%) due to the increased investment in equipment on operating leases and transportation service facilities offset in part by higher gains on the sale of equipment.

  Selling and administrative expenses increased by $1,128,000 (11.8%). Selling and administrative expenses remained relatively stable and were 9.0% of revenues in 1994 and 8.9% of revenues in 1993.

  Interest expense increased by $1,613,000 (19.1%) due to increased borrowings related to the purchase of additional equipment and higher average interest rates on floating rate debt.

  The effective income tax rates for the three months ended December 31, 1994 and 1993 were 39.6% and 41.5%, respectively.

  Earnings increased by $2,035,000 (21.5%) to $11,509,000 or $.25 per share from $9,474,000 or $.21 per share in fiscal 1994. The increase in net earnings was due mainly to the increased revenues and lower operating cost ratio offset in part by higher depreciation and interest expense.

Liquidity and Capital Resources

  The Company's property and equipment purchases of $77,649,000 during the first quarter of fiscal 1995 were financed with its cash flow from operations, the proceeds of equipment sales and borrowings under its revolving credit facility.

The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility of which $44,500,000 was available at December 31, 1994. On September 21, 1994, the Company arranged for the private placement of $100,000,000 of 8.27% Series N Collateral Trust Debentures due March 15, 2002. Closing will occur on March 15, 1995 with the proceeds used to refinance certain existing indebtedness and for new equipment purchases committed for in the Spring of 1995.


FORM 10-Q                                                     Page 6 of 7

  At December 31, 1994, the Company could sell an additional $140,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1994. For further details, see page 4 of the Company's 1994 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1994.


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

  None.

Item 3.  Defaults Upon Senior Securities

  None.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

Item 5.  Other Information

  None.

Item 6.  Exhibits and Reports on Form 8-K.
  On October 13, 1994, a report on Form 8-K was filed disclosing that effective at the close of business September 30, 1994, Michael B. Kinnard was appointed Vice President-General Counsel and Secretary to Rollins Truck Leasing Corp. Mr. Kinnard succeeds John C. Peet, Jr., who previously held the same positions and whose resignation was accepted effective at the close of business September 30, 1994.

FORM 10-Q                                                     Page 7 of 7






                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    January 25, 1995             Rollins Truck Leasing Corp.
                                             (Registrant)




                                   _____________________________________
                                   John W. Rollins, Jr.
                                   President and Chief Operating Officer



                                   _____________________________________
                                   Patrick J. Bagley
                                   Vice President-Finance and Treasurer
                                   Chief Financial Officer
                                   Chief Accounting Officer

FORM 10-Q                                                     Page 7 of 7






                               SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    January 25, 1995               Rollins Truck Leasing Corp.
                                             (Registrant)




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