Form 10-Q/A
period 1995-03-31
ROLLINS TRUCK LEASING CORP
filed 1995-05-12
CIK 84244

Page 1 of 9

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995

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

                                                   Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of March 31, 1995 was 45,860,964.





FORM 10-Q                                                         Page 2 of 9
                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


                         ROLLINS TRUCK LEASING CORP.
                     CONSOLIDATED STATEMENT OF EARNINGS
                 ($000 Omitted Except for Per Share Amounts)



                               Three Months Ended      Six Months Ended
                                    March 31,             March 31,
                                 1995       1994       1995       1994
Revenues                       $116,671   $107,111   $235,750   $214,555

Expenses:
  Operating                      48,137     45,445     94,732     89,373
  Depreciation                   35,569     31,104     70,992     62,359
  Gain on sale of property
    and equipment                (3,959)    (2,847)    (6,705)    (4,788)
  Selling and administrative     10,802     10,851     21,507     20,428
                                 90,549     84,553    180,526    167,372
Earnings before interest
  and income taxes               26,122     22,558     55,224     47,183

  Interest income                  (148)      (148)      (272)      (296)
  Interest expense               10,914      8,895     21,080     17,472
Earnings before income taxes     15,356     13,811     34,416     30,007

Income taxes                      6,083      5,656     13,634     12,378
Net earnings                   $  9,273   $  8,155   $ 20,782   $ 17,629

Earnings per share             $    .20   $    .17*  $    .45   $    .38*

Average common shares
   and equivalents
   outstanding (000)                                   46,392     46,346*

Dividends paid per
   common share                $    .04   $  .033*   $    .08   $   .066*

* Adjusted for the three-for-two common stock split distributed on September 15, 1994.


FORM 10-Q                                                         Page 3 of 9
                         ROLLINS TRUCK LEASING CORP.
                         CONSOLIDATED BALANCE SHEET
                               ($000 Omitted)

                                                       March 31,  September 30,
                    ASSETS                               1995       1994
Current assets
  Cash                                                 $ 17,621   $ 15,094
  Accounts receivable, net of allowance for
    doubtful accounts of: March-$1,551;
    September-$1,770                                     52,118     52,031
  Inventory of parts and supplies                         8,043      8,558
  Prepaid expenses                                       19,090     12,726
  Refundable income taxes                                  -         2,571
  Deferred income taxes                                   6,042     11,472
      Total current assets                              102,914    102,452

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  March-$319,206; September-$313,582                    705,622    637,768
Other property and equipment, at cost,
  net of accumulated depreciation of:
  March-$54,307; September-$51,122                      158,455    146,618
Note receivable - Matlack, Inc.                            -         6,000
Excess of cost over net assets of
  businesses acquired                                    11,790     11,903
Other assets                                              5,383      4,976
     Total assets                                      $984,164   $909,717

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding
  equipment financing obligations)
  Accounts payable                                     $  6,959   $  7,205
  Accrued liabilities                                    37,215     40,114
  Income taxes payable                                      960        -
  Current maturities of long-term debt                      145        146
      Total current liabilities                          45,279     47,465

Equipment financing obligations                         557,792    498,365
Long-term debt                                              708        782
Other liabilities                                        10,222      8,898
Deferred income taxes                                   101,572    103,010

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity
   Common stock, $1 par value, 100,000,000 shares
      authorized; issued and outstanding:
     March-45,860,964; September-45,770,678              45,861     45,771
   Capital in excess of par value                        20,507     20,319
   Retained earnings                                    202,223    185,107
     Total shareholders' equity                         268,591    251,197
     Total liabilities and shareholders' equity        $984,164   $909,717


FORM 10-Q                                                         Page 4 of 9
                         ROLLINS TRUCK LEASING CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               ($000 Omitted)

                                                         Six Months Ended
                                                              March 31,
                                                              1995     1994

Cash flows from operating activities:

  Net earnings                                      $  20,782      $ 17,629
  Reconciliation of net earnings to
    net cash flows from operating activities:
      Depreciation and amortization                    71,106        62,470
      Current and deferred income taxes                 7,522         5,331
      Decrease (increase) in accounts and
        notes receivable                                5,913        (2,201)
      (Decrease) in accounts payable and
        accrued liabilities                            (3,146)       (2,064)
      Net gain on sale of property and equipment       (6,705)       (4,788)
      Other, net                                       (4,932)       (3,983)
    Net cash flows from operating activities           90,540        72,394

Cash flows from investing activities:

  Purchase of property and equipment                  (180,524)    (175,563)
  Proceeds from sale of property and equipment          36,546       43,303
    Net cash flows used in investing activities       (143,978)    (132,260)

Cash flows from financing activities:

  Proceeds of equipment financing                      165,628      127,499
  Repayment of equipment financing                    (106,201)     (69,192)
  Repayment of long-term debt                              (75)        (112)
  Payment of dividends                                  (3,666)      (3,042)
  Proceeds of stock options exercised                      279          575
    Net cash flows from financing activities            55,965       55,728

Net increase (decrease) in cash                          2,527       (4,138)

Cash beginning of period                                15,094       15,081
Cash end of period                                  $   17,621     $ 10,943

Supplemental information:

  Interest paid                                     $   20,608     $ 16,920
  Income taxes paid                                 $    6,112     $  7,047











FORM 10-Q                                                         Page 5 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1995 vs. Six Months Ended March 31, 1994
     Revenues increased by $21,195,000 (9.9%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the first six months of last year.

     Operating expenses increased by $5,359,000 (6.0%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 40.2% in 1995 from 41.7% in 1994 as operating expenses increased at a lower rate than revenues.

     Depreciation expense increased by $8,633,000 (13.8%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices for recently acquired capital assets.

     Gain on the sale of property and equipment increased by $1,917,000 (40.0%) principally as a reflection of the continued demand in the market for used transportation equipment.

     Selling and administrative expenses increased by $1,079,000 (5.3%) due mainly to the higher compensation costs and selling-related expenses associated with the higher level of revenues. Selling and administrative expenses were 9.1% of revenues in 1995 and 9.5% of revenues in 1994.

     Interest expense increased by $3,608,000 (20.7%) due to the increase in borrowings related to the purchase of additional equipment and higher interest rates on short-term variable rate debt.

     The effective income tax rates for fiscal years 1995 and 1994 were 39.6% and 41.3%, respectively.

     Net earnings increased by $3,153,000 (17.9%) to $20,782,000 or $.45 per share from $17,629,000 or $.38 per share in fiscal 1994. The increase in net earnings was due mainly to the increased revenues, the lower operating cost ratio and higher gains on the sale of property and equipment offset in part by higher depreciation and interest expense.

Results of Operations: Three Months Ended March 31, 1995 vs. Three Months Ended March 31, 1994
     Revenues increased by $9,560,000 (8.9%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the same quarter last year.

     Operating expenses increased by $2,692,000 (5.9%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 41.3% in 1995 from 42.4% in 1994 as operating expenses increased at a lower rate than revenues.





FORM 10-Q                                                         Page 6 of 9

     Depreciation expense increased by $4,465,000 (14.4%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices for recently acquired capital assets.

     Gain on the sale of property and equipment increased by $1,112,000 (39.1%) principally as a reflection of the continued demand in the market for used transportation equipment.

     Selling and administrative expenses remained at about the same levels as experienced for the second quarter of fiscal 1994. Selling and administrative expenses were 9.2% of revenues in 1995 and 10.1% of revenues in 1994. The decreased percentage reflects the higher level of revenues.

     Interest expense increased by $2,019,000 (22.7%) due to the increase in borrowings related to the purchase of additional equipment and higher interest rates on short-term variable rate debt.

     Net earnings increased by $1,118,000 (13.7%) to $9,273,000 or $.20 per share from $8,155,000 or $.17 per share in fiscal 1994. The increase in net earnings was due mainly to the increased revenues, a higher gain on the disposal of equipment and the lower operating cost ratio offset in part by higher depreciation and interest expense.

Liquidity and Capital Resources

     The Company's property and equipment purchases of $180,524,000 during the first six months of fiscal 1995 were financed with its cash flow from operations, the proceeds of equipment sales and borrowings under its revolving credit facility.

     On March 15, 1995, the Company closed on its previously announced private placement of $100,000,000 of 8.27% Collateral Trust Debentures, Series N, due March 15, 2002. The proceeds from this sale were used to repay existing indebtedness under its $100,000,000 revolving credit facility and to redeem $50,000,000 of outstanding Series G, 9 7/8% Collateral Trust Debentures. On the same date, the Company received the final payment of $6,000,000 on a note from Matlack, Inc., a former subsidiary. In addition, the Company has a current shelf registration statement under which it can sell an additional $140,000,000
of Collateral Trust Debentures.    Based on its access to the public debt market
and relationships with its current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its capital asset purchases at market rates and under satisfactory terms and conditions.

     Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1994. For further details, see page 4 of the Company's Annual Report on Form 10-K for the year ended September 30, 1994.







FORM 10-Q                                                         Page 7 of 9

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on January 26, 1995. An amendment of the Company's Certificate of Incorporation which increased to 100,000,000 shares of Common Stock, par value $1.00 per share, that the Company is authorized to issue was approved. The amendment was approved as proposed by Proposal No. 2 included in the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 26, 1995. At the meeting 35,268,912 affirmative votes and 814,833 negative votes were cast on Proposal No. 2 while 229,288 shares abstained.































FORM 10-Q                                                         Page 8 of 9

Item 5.  Other Information
     The unaudited condensed consolidated statement of earnings for the twelve months ended March 31, 1995 shown below has been included in accordance with the provisions of Section 11(a) of the Securities Act of 1933. This statement has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                         ROLLINS TRUCK LEASING CORP.
                     CONSOLIDATED STATEMENT OF EARNINGS
                 ($000 Omitted Except for Per Share Amounts)

                                                      Twelve Months Ended
                                                        March 31, 1995

     Revenues                                               $472,098

     Expenses:
       Operating                                             188,581
       Depreciation                                          139,145
       Gain on sale of property
         and equipment                                       (10,447)
       Selling and administrative                             43,552
                                                             360,831
     Earnings before interest and
        income taxes                                         111,267

        Interest income                                         (568)
        Interest expense                                      41,036
     Earnings before income taxes                             70,799

     Income taxes                                             27,818
     Net earnings                                           $ 42,981

     Earnings per share                                     $    .93

     Dividends paid per common share                        $   .146

Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibit 4 - Instrument defining rights of security holders. Thirteenth Supplemental Collateral Trust Indenture dated March 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and Bank of America Illinois, as Trustee, was executed in connection with the Company's private placement of $100,000,000 of 8.27% Series N Collateral Trust Debentures due March 15, 2002. The Company arranged for the private placement on September 21, 1994 as previously disclosed on page 19 of the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

     (b)  Reports on Form 8-K.
          None.

FORM 10-Q                                                         Page 9 of 9


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April   , 1995                    Rollins Truck Leasing Corp.
                                               (Registrant)




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






























FORM 10-Q                                                         Page 9 of 9


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April   , 1995                    Rollins Truck Leasing Corp.
                                               (Registrant)




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