Form 10-Q/A
period 1995-06-30
ROLLINS TRUCK LEASING CORP
filed 1995-08-08
CIK 84244

Page 1 of 8

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                                  OR

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


                                                   Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of June 30, 1995 was 45,510,361.

FORM 10-Q                                                   Page 2 of 8
                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.


                      ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF EARNINGS
              ($000 Omitted Except for Per Share Amounts)


                                  Quarter Ended     Nine Months Ended
                                     June 30,            June 30,
                                  1995      1994      1995      1994

Revenue                         $122,726  $115,823  $358,476  $330,378

Expenses:
  Operating                       48,891    46,253   143,623   135,626
  Depreciation                    37,439    33,484   108,431    95,843
  Gain on sale of property
     and equipment                (3,641)   (1,967)  (10,346)   (6,755)
Selling and administrative        10,572    10,737    32,079    31,165
                                  93,261    88,507   273,787   255,879

Earnings before interest and
  income taxes                    29,465    27,316    84,689    74,499

  Interest income                   -         (148)     (272)     (444)
  Interest expense                11,655     9,960    32,735    27,432
Earnings before income taxes      17,810    17,504    52,226    47,511

Income taxes                       6,577     7,054    20,211    19,432
Net earnings                    $ 11,233  $ 10,450  $ 32,015  $ 28,079

Earnings per share              $    .25  $    .23  $    .70  $    .61

Average common shares and
   equivalents outstanding (000)                      45,940    46,305*

Dividends paid per common share $    .04  $   .033* $    .12  $   .10*

* Adjusted for the three-for-two common stock split distributed on September 15, 1994.

FORM 10-Q                                                   Page 3 of 8

                      ROLLINS TRUCK LEASING CORP.
                      CONSOLIDATED BALANCE SHEET
                            ($000 Omitted)

                                                June 30,  September 30,
                    ASSETS                        1995      1994

Current assets
   Cash                                       $   16,562  $ 15,094
   Accounts receivable, net of allowance for
     doubtful accounts of: June-$1,579;
     September-$1,770                             52,889    52,031
   Inventory of parts and supplies                 8,015     8,558
   Prepaid expenses                               14,946    12,726
   Refundable income taxes                          -        2,571
   Deferred income taxes                           6,042    11,472
       Total current assets                       98,454   102,452

Equipment on operating leases, at cost,
   net of accumulated depreciation of:
   June-$323,119; September-$313,582             726,657   637,768
Other property and equipment, at cost,
   net of accumulated depreciation of:
   June-$56,717; September-$51,122               163,960   146,618
Notes receivable - Matlack, Inc.                    -        6,000
Excess of cost over net assets of
   businesses acquired                            11,734    11,903
Other assets                                       5,724     4,976
       Total assets                           $1,006,529  $909,717

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment
     financing obligations)
   Accounts payable                           $    5,790  $  7,205
   Accrued liabilities                            42,351    40,114
   Current maturities of long-term debt              148       146
       Total current liabilities                  48,289    47,465

Equipment financing obligations                  564,765   498,365
Long-term debt                                       670       782
Other liabilities                                 10,230     8,898
Deferred income taxes                            108,497   103,010

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity
   Common stock, $1 par value, 100,000,000 shares
     authorized, issued and outstanding:
     June-45,510,361; September-45,770,678        45,510    45,771
   Capital in excess of par value                 16,947    20,319
   Retained earnings                             211,621   185,107
       Total shareholders' equity                274,078   251,197
       Total liabilities and
         shareholders' equity                 $1,006,529  $909,717

FORM 10-Q                                                   Page 4 of 8

                      ROLLINS TRUCK LEASING CORP.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            ($000 Omitted)

                                                  Nine Months Ended
                                                       June 30,
                                                   1995       1994

Cash flows from operating activities:

  Net earnings                                   $ 32,015   $ 28,079
  Reconciliation of net earnings to net
    cash flows from operating activities:
      Depreciation and amortization                108,600    96,015
      Current and deferred income taxes             13,473     9,537
      Decrease in accounts and notes receivable      5,142       207
      Increase in accounts payable and
       accrued liabilities                             822     1,199
      Net gain on sale of property and equipment   (10,346)   (6,755)
      Other, net                                    (1,078)   (1,691)
    Net cash flows from operating activities       148,628   126,591

Cash flows from investing activities:

  Purchase of property and equipment              (258,040) (231,753)
  Proceeds from sale of property and equipment      53,724    46,389
    Net cash flows used in investing activities   (204,316) (185,364)

Cash flows from financing activities:

  Proceeds of equipment financing obligations      225,128   151,127
  Repayment of equipment financing obligations    (158,728)  (86,846)
  Repayment of long-term debt                         (110)     (169)
  Payments of dividends                             (5,501)   (4,567)
  Common stock acquired and retired                 (3,990)     -
  Proceeds of stock options exercised                  357       687
    Net cash flows from financing activities        57,156    60,232

Net increase in cash                                 1,468     1,459

Cash beginning of period                            15,094    15,081
Cash end of period                               $  16,562  $ 16,540

Supplemental information:

   Interest paid                                 $  28,323  $ 24,268
   Income taxes paid                             $   6,738  $  9,895

FORM 10-Q                                                   Page 5 of 8

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1995 vs. Nine Months Ended June 30, 1994

     Revenues increased by $28,098,000 (8.5%) as full-service lease, commercial rental and dedicated carriage service revenues all improved over the first nine months of 1994.

     Operating expenses increased by $7,997,000 (5.9%) reflecting the increase in revenues. Operating expenses as a percentage of revenues decreased to 40.1% in 1995 from 41.1% in 1994. Lower maintenance costs on new equipment and continued expense control efforts accounted for the lower operating cost ratio.

     Depreciation expense increased by $12,588,000 (13.1%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices for recently acquired capital assets.

     Gain on the sale of property and equipment increased by $3,591,000 (53.2%) principally due to the continued demand in the market for used transportation equipment.

     Selling and administrative expenses increased by $914,000 (2.9%) mainly due to higher compensation costs and selling-related expenses associated with the higher level of revenues. Selling and administrative expenses decreased to 8.9% of revenues in 1995 from 9.4% of revenues in 1994.

     Interest expense increased by $5,303,000 (19.3%) due to the increase in borrowings related to the purchase of additional equipment.

     The effective income tax rates for first nine months of 1995 and 1994 were 38.7% and 40.9%, respectively.

     Net earnings increased by $3,936,000 (14.0%) to $32,015,000 or $.70 per share from $28,079,000 or $.61 per share in fiscal 1994. The improvement in net earnings was due mainly to increased revenues, the lower operating cost ratio and higher gains on the sale of property and equipment offset in part by higher depreciation and interest expense.

Results of Operations:  Quarter Ended June 30, 1995 vs. Quarter ended
June 30, 1994

     Revenues increased by $6,903,000 (6.0%) as full-service lease, commercial rental and dedicated contract carriage revenues all improved over the same quarter last year.

     Operating expenses increased by $2,638,000 (5.7%) reflecting the increase in revenues. Operating expenses as a percentage of revenues were 39.8% and 39.9% in 1995 and 1994, respectively. Lower maintenance costs on new equipment and continued expense control efforts maintained the operating cost ratio.

FORM 10-Q                                                   Page 6 of 8

     Depreciation expense increased by $3,955,000 (11.8%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices for recently acquired capital assets.

     Gain on the sale of property and equipment increased by $1,674,000 (85.1%) principally due to the continued demand in the market for used transportation equipment.

     Selling and administrative expenses decreased by $165,000 (1.5%). As a percent of revenues, selling and administrative expenses decreased to 8.6% in 1995 from 9.3% in 1994.

     Interest expense increased by $1,695,000 (17.0%) due to the increase in borrowings related to the purchase of additional equipment.

     The effective income tax rates for the third quarter of 1995 and 1994 were 36.9% and 40.3%, respectively. The expected effective annual income tax rate for 1995 was favorably impacted by the resolution, during the third quarter, of certain state income tax matters.

     Net earnings increased by $783,000 (7.5%) to $11,233,000 or $.25 per share from $10,450,000 or $.23 per share in fiscal 1994. The increase in net earnings was due mainly to the increased revenues, a higher gain on the disposal of equipment and the lower operating cost ratio offset in part by higher depreciation and interest expense.

Liquidity and Capital Resources

     The Company's property and equipment purchases of $258,040,000 during the first nine months of fiscal 1995 were financed with its cash flow from operations, the proceeds from equipment sales and borrowings from available equipment financing sources.

     On May 15, 1995, the Company sold $50,000,000 of 7.25% Collateral Trust Debentures, Series O, due May 15, 2005. The net proceeds were used to reduce outstanding variable rate equipment indebtedness.
Additionally, on June 7, 1995, the Company arranged for the private placement of $75,000,000 of 6.89% Series P Collateral Trust Debentures due March 15, 2004. Closing will occur on March 15, 1996. The Company has a current shelf registration statement under which it can sell an additional $90,000,000 of Collateral Trust Debentures. Based on its access to the public debt market and relationships with its current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its capital asset purchases at market rates and under satisfactory terms and conditions.

     During the quarter, the Company purchased for cash and retired 379,900 shares of its $1 par value common stock.





FORM 10-Q                                                   Page 7 of 8

     Otherwise, there have been no material changes in the Company's financial condition, its liquidity and capital resources since September 30, 1994. For further details, see page 4 of the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 4 - Instrument defining rights of security holders. Fourteenth Supplemental Collateral Trust Indenture dated May 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and Bank of America Illinois, as Trustee, as filed with the Company's current report on Form 8-K dated May 16, 1995, is incorporated herein by reference.

     (b)  Reports on Form 8-K.
          On May 16, 1995, a report on Form 8-K was filed in connection with the sale of $50,000,000 on the Company's 7.25% Collateral Trust Debentures, Series O, due May 15, 2005, which were sold through Merrill, Lynch, Pierce, Fenner & Smith Incorporated, sole underwriter under the terms of an Underwriting Agreement which was filed as an Exhibit to the Form 8-K and pursuant to Registration Statement No. 33-67682 filed with the Securities and Exchange Commission on August 20, 1993 and which was declared effective on September 8, 1993.

FORM 10-Q                                                   Page 8 of 8






                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:      July   , 1995              Rollins Truck Leasing Corp.
                                             (Registrant)




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



DATE:      July   , 1995              Rollins Truck Leasing Corp.
                                             (Registrant)





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