Form 10-K
period 1995-09-30
ROLLINS TRUCK LEASING CORP
filed 1995-12-01
CIK 84244

_______________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
_______________________________________________________________________

                                       FORM 10-K
(Mark One)

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended        September 30, 1995

                                          OR

/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ________________ to _______________

                            Commission file number  1-5728

                              ROLLINS TRUCK LEASING CORP.
                (Exact name of registrant as specified in its charter)

      DELAWARE                                      51-0074022
(State of Incorporation)                 I.R.S. Employer Identification Number)

                    ONE ROLLINS PLAZA, WILMINGTON, DELAWARE  19803
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

YES   X         NO

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /


  The aggregate market value of the voting stock held by non-affiliates of the registrant was $359,901,000 as of October 31, 1995.

  The number of shares of registrant's common stock outstanding as of October 31, 1995 was 44,922,961.

  The following documents are incorporated by reference:

                                                    Part of this form into which
     Document                                            incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 25, 1996                                                III

PAGE

                                        PART I


ITEM I.    BUSINESS.

       The Registrant, Rollins Truck Leasing Corp., together with its subsidiaries, is referred to as the "Company" unless the context clearly indicates otherwise.

(a)    General Development of Business

       There have been no significant changes in the business of the Company since September 30, 1994.

(b)    Financial Information about Industry Segments

       The Company operates principally in one industry segment and through its principal subsidiaries, Rollins Leasing Corp. ("Rollins") and Rollins Logistics Inc., is engaged primarily in full-service truck leasing and rentals and the provision and management of complete truck transportation and distribution systems. All of the Company's operations currently are conducted within the United States. The financial information concerning this business is included on pages 2 to 4 and 10 through 21 of this 1995 Annual Report on Form 10-K.

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

       Another service that the Company provides its customers through Rollins Logistics Inc. and its subsidiaries is Logistics Services and Dedicated Carriage Services ("DCS"). DCS analyzes the customer's specific distribution needs and then designs and operates a customized transportation service, which can include any of the services mentioned previously plus management, drivers and other operating personnel. Logistics Services addresses the needs of companies which desire to outsource their distribution and warehousing functions to a third party provider. These functions can range from freight bill auditing and payment services, selection and negotiation of core carrier contracts to selection of the most cost effective carrier for specific traffic lane movements.

       The commercial rental fleet which at September 30, 1995 consisted of more than 7,500 units with payload capacities ranging from 4,000 to 45,000 pounds offers tractors, trucks and a limited number of trailers to customers for short periods of time ranging from one day to several months. The Company's commercial rental fleet also provides additional vehicles to full service lease customers to handle their peak or seasonal business needs. The rental fleet's average age is approximately two years. The utilization rate of the rental fleet during fiscal year 1995 was in excess of 80%. Rollins does not offer services in the consumer one-way truck rental market.

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

       At September 30, 1995, a total of 3,129 persons were employed by the Company.

ITEM 2.    PROPERTIES.

       The Company's headquarters is located in a building owned by the Company at One Rollins Plaza, Wilmington, DE 19803.

       The Company's principal operating properties consist of land and buildings used in its truck leasing and rental business. Rollins owns or leases 201 facilities in 42 states.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       NONE.
                                        PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.

                              STOCK PRICES AND DIVIDENDS

            The range of share prices for the Common Stock on the New York and Pacific Stock Exchanges and per share dividends paid on Common Stock for the fiscal years ended September 30, 1995 and 1994 are as follows:

                                   Prices                       Dividends
                          1995                1994              1995  1994
                      High      Low       High      Low
Fiscal Quarter
  First ..........  $12 1/2   $11        $14       $11 1/4     $.04   $.033
  Second .........   14 1/2    11 3/8     14 3/8    11 1/2      .04    .033
  Third ..........   12 5/8    10 3/8     12 3/8    11 1/8      .04    .033
  Fourth .........   11 3/4    10 1/4     12 1/2    10 7/8      .04    .033

  At September 30, 1995, there were 2,663 holders of record of the Common
Stock.

ITEM 6.    SELECTED FINANCIAL DATA.

                            FIVE YEAR SELECTED FINANCIAL DATA
                     (Dollars in Millions, Except Per Share Amounts)
Year Ended September 30,                 1995     1994       1993      1992     1991
Revenues                                 482.6    450.9      408.8     380.4    341.9
Earnings before income taxes             67.1      66.4       54.7      40.7     31.5
Net earnings                             41.3      39.8       30.4      24.6     19.0
Earnings per share                        .91       .86        .66       .53      .45
Dividends per common share                .16       .13        .12       .11      .09
At September 30,
Total assets                          1,027.0     909.7      781.2     708.5    656.4
Equipment on operating
  leases, net                           727.9     637.8      543.4     468.3    441.1
Equipment financing obligations          573.6    498.4      427.3     390.3    378.9
Long-term debt                              .6       .8          .9      6.8      9.1
Shareholders' equity                     275.6    251.2      216.8     191.0    169.4


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1995 vs. 1994
    Revenues increased by $31.7 million (7.0%) to $482.6 million from $450.9 million as full-service leasing, commercial rental and dedicated carriage service revenues all improved over the prior year. This revenue improvement was realized despite a continuing sluggish economic climate. Business conditions were excellent during the first fiscal quarter ended December 31, 1994, but the economy weakened beginning in January, 1995 which affected the Company's short-term commercial rental business for the remainder of the year.

    Operating expenses increased by $10.9 million (5.9%) reflecting the increase in revenues and the costs associated with opening new facilities and making improvements to existing facilities. Operating expenses as a percentage of revenues decreased to 40.2% in 1995 from 40.6% in 1994. The increased revenues combined with lower maintenance costs on new equipment and continued expense control efforts accounted for the lower operating cost ratio.

    Depreciation expense increased by $16.3 million (12.5%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices paid for recently acquired equipment. Depreciation as a percentage of revenues was 30.4% in 1995 compared with 28.9% in 1994. The higher percentage in 1995 reflected both higher equipment costs and the effects of competitive conditions which limited price increases.

    Gain on the sale of property and equipment was $12.7 million, an increase of $4.2 million (49.4%) over the 1994 gain of $8.5 million. During 1995, the Company sold more vehicles at higher prices resulting in the increased gain.

    Selling and administrative expenses increased by $.7 million and were 8.9% of revenues in 1995 compared with 9.4% of revenues in 1994.

    Interest expense increased by $7.3 million (19.8%) principally due to the increase in average borrowings related to the purchase of additional equipment and higher short-term interest rates.

    The effective income tax rates for 1995 and 1994 were 38.4% and 40.0%, respectively. The 1995 effective tax rate was favorably impacted by the resolution of certain state income tax matters.

    Net earnings increased by $1.5 million (3.8%) to $41.3 million or $.91 per share from $39.8 million or $.86 per share in 1994. Net earnings as a percentage of revenues was 8.6% in 1995 compared with 8.8% in 1994. Higher depreciation and interest expenses combined with a lower level of profitability from the commercial rental fleet, offset in part by a higher gain on the sale of equipment, contributed to 1995's lower net profit margin.

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

Liquidity and Capital Resources

    The Company's primary operation is the full-service leasing and rental of tractors, trucks and trailers which requires substantial amounts of capital and constant access to financing sources. Funds for the acquisition of this equipment are provided principally by the cash flows from operations, the proceeds from the sale of used equipment and borrowings under the Company's revolving credit facility. Cash flows from operations arising from net earnings, depreciation and changes in deferred income taxes and working capital were $198.5 million in 1995, a 14.3% increase from $173.7 million in 1994. Because the primary source of funds from operations is from existing leases, the Company expects a similar amount of funds to be generated in 1996.

    At September 30, 1995, equipment on operating leases of $727.9 million represented 70.9% of the Company's assets. The Company's equity in this equipment after deducting equipment financing obligations increased by $14.9 million (10.7%) to $154.3 million in 1995 from $139.4 million in 1994 as shown below (in millions):

                                                   September 30
                                             1995        1994     Increase
Equipment on operating leases, net          $727.9      $637.8        $90.1
Less equipment financing obligations        (573.6)     (498.4)       (75.2)
    Equity in equipment                     $154.3      $139.4        $14.9

    The Company's principal subsidiary, Rollins Leasing Corp., has a $100.0 million revolving credit facility of which $86.0 million was available at September 30, 1995. This facility is used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing.
On March 15, 1995, the Company closed on a private placement of $100.0 million of 8.27% Series N Collateral Trust Debentures due March 15, 2002 and on May 15, 1995, the Company sold $50.0 million of 7.25% Series O Collateral Trust Debentures due May 15, 2005. Additionally, on June 7, 1995, the Company arranged for the private placement of $75.0 million of 6.89% Series P Collateral Trust Debentures due March 15, 2004. Closing will occur on March 15, 1996 with the proceeds used to refinance certain existing indebtedness and for new equipment purchases committed for delivery in the Spring of 1996.

    At September 30, 1995, the Company could sell an additional $90.0 million of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

    At September 30, 1995, the debt to equity ratio of the Company was 2.1 to 1.

    Capital expenditures were $319.0 million in 1995 compared with $297.5 million in 1994. The level of economic activity, which in part dictates demand for the Company's services, was strong during the Company's first fiscal quarter. The economy weakened in early January 1995 and such conditions continued for the remainder of the fiscal year. At September 30, 1995, the Company's commitment for the purchase of revenue equipment was $102.6 million. Based on the current level of business and including commitments already made at September 30, 1995, the Company anticipates spending approximately $300.0 million for equipment and facilities in 1996.

    During 1995, the Company purchased for cash and retired 962,500 shares of its $1 par value common stock for $10.1 million. The Company is authorized to purchase 2.1 million additional shares of its stock.

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

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE.

      NONE.

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 1996.

      Executive Officers of the Registrant. As of October 31, 1995, the Executive Officers of the registrant were:

    Name                           Position              Age    Term of Office

Patrick J. Bagley        Vice President-Finance and      48     7/87 to date
                         Treasurer                              1/87 to date

David F. Burr            Chairman and Chief Executive    57     10/92 to date
                         Officer, Rollins Leasing Corp.

Michael B. Kinnard       Vice President-General Counsel  38     10/94 to date
                         and Secretary                          10/94 to date

John W. Rollins          Chairman of the Board and       79     1954 to date
                         Chief Executive Officer                10/74 to date

John W. Rollins, Jr.     President and Chief Operating   53     9/75 to date
                         Officer and Director

Henry B. Tippie          Chairman of the Executive       68     3/74 to date
                         Committee and Vice Chairman
                         of the Board

    The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.   EXECUTIVE COMPENSATION.

      The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 1996.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the year ended September 30, 1995, the following officers and/or directors of the Company were also officers and/or directors of Rollins Environmental Services, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 6.2% and 12.0% of the outstanding shares of Common Stock of Rollins Environmental Services, Inc. and Matlack Systems, Inc., respectively at October 31, 1995. The description of transactions between the Company and Rollins Environmental Services, Inc. and between the Company and Matlack Systems, Inc. appears under the caption "Transactions with Related Parties" on page 21 of this 1995 Annual Report on Form 10-K.

                                        PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Financial Statements, Financial Statement Schedules and Exhibits.

    (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 9.

    (2) Financial Statements Schedules - See accompanying Index to Consolidated Financial Statements and Schedules on page 9.

    (3) Exhibits:
       (3)(a) Restated Certificate of Incorporation of Rollins Truck Leasing Corp. as last amended on January 25, 1990 as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1992 is incorporated herein by reference.

       (3)(b) By-Laws of Rollins Truck Leasing Corp. as last amended on November 25, 1987 as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1992 is incorporated herein by reference.

       (4)(a) Collateral Trust Indenture dated as of March 21, 1983, between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee, as filed with the Company's Registration Statement No. 33-40476 on Form S-3 dated May 10, 1991, is incorporated herein by reference.

       (4)(b) Third Supplemental Collateral Trust Indenture dated February 20, 1986 to the Collateral Trust Indenture dated March 21, 1983 between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee, as filed with the Company's Registration Statement No. 33-40476 on Form S-3 dated May 10, 1991, is incorporated herein by reference.

       (4)(c) Sixth Supplemental Collateral Trust Indenture dated March 15, 1988 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee.

       (4)(d) Seventh Supplemental Collateral Trust Indenture dated March 15, 1989 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, between RLC CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Bank N.A.), as Trustee.

       (4)(e) Eighth Supplemental Collateral Trust Indenture dated May 15, 1990 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 33-67682 on Form S-3 dated August 20, 1993 is incorporated herein by reference.

       (4)(f) Ninth Supplemental Collateral Trust Indenture dated December 1, 1991 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated December 12, 1991, is incorporated herein by reference.

       (4)(g) Tenth Supplemental Collateral Trust Indenture dated April 28, 1992 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated April 28, 1992, is incorporated herein by reference.

       (4)(h) Eleventh Supplemental Collateral Trust Indenture dated March 15, 1993 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated March 30, 1993, is incorporated herein by reference.

       (4)(i) Twelfth Supplemental Collateral Trust Indenture dated March 15, 1994 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated March 21, 1994, is incorporated herein by reference.

       (4)(j) Thirteenth Supplemental Collateral Trust Indenture dated March 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 10-Q dated April 26, 1995, is incorporated herein by reference.

       (4)(k) Fourteenth Supplemental Collateral Trust Indenture dated May 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated May 16, 1995 is incorporated herein by reference.

       (4)(l) RLC CORP. (now known as Rollins Truck Leasing Corp.) Rights Agreement dated as of June 14, 1989 as filed as an Exhibit to Registration Statement on Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

       (10)(a) RLC CORP. (now known as Rollins Truck Leasing Corp.) 1982 Incentive Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 27, 1983, is incorporated herein by reference.

       (10)(b) RLC CORP. (now known as Rollins Truck Leasing Corp.) 1986 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 29, 1987, is incorporated herein by reference.

       (10)(c) Rollins Truck Leasing Corp. 1993 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 27, 1994, is incorporated herein by reference.

       (21)      Rollins Truck Leasing Corp. Subsidiaries at September 30,
                 1995.

       (23) Consent of KPMG Peat Marwick LLP, Independent Auditors, for incorporation by reference in Registration Statement No. 33-67682 filed on Form S-3.

       (27) Rollins Truck Leasing Corp. Financial Data Schedule at September 30, 1995.

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

DATED: December 1, 1995                ROLLINS TRUCK LEASING CORP.
                                              (Registrant)


                                      BY:  /s/ John W. Rollins, Jr.
                                           John W. Rollins, Jr.
                                           President and Chief Operating Officer
                                           and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley           Vice President-Finance        December 1, 1995
Patrick J. Bagley               and Treasurer
                                Chief Financial Officer
                                Chief Accounting Officer

/s/ John W. Rollins             Chairman of the Board and     December 1, 1995
John W. Rollins                 Chief Executive Officer


/s/ Gary W. Rollins             Director                      December 1, 1995
Gary W. Rollins


/s/ Henry B. Tippie             Chairman of the Executive     December 1, 1995
Henry B. Tippie                 Committee and Vice Chairman
                                of the Board

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

    (1)  Consolidated
                                                                     Page(s)
       Independent Auditors' Report on Financial Statements
         and Financial Statement Schedules                             10

       Consolidated Statement of Earnings for the years ended
         September 30, 1995, 1994 and 1993                             11

       Consolidated Balance Sheet at September 30, 1995 and 1994       12

       Consolidated Statement of Cash Flows for the years ended
         September 30, 1995, 1994 and 1993                             13

       Notes to the Consolidated Financial Statements               14 to 20



    (2)       Financial Statement Schedules

       Rollins Truck Leasing Corp. (Parent)
         Schedule I - Condensed Financial Information

              Balance Sheet at September 30, 1995 and 1994              21

              Statement of Earnings for the years ended
                September 30, 1995, 1994 and 1993                       22

              Statement of Cash Flows for the years ended
                September 30, 1995, 1994 and 1993                       23

              Notes to the Financial Statements                         24

       Rollins Truck Leasing Corp. and Subsidiaries Consolidated

         Schedule II - Valuation and Qualifying Accounts for the
                             the years ended September 30, 1995,
                             1994 and 1993                              25

    Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Independent Auditors' Report

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                           KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
October 24, 1995

CONSOLIDATED STATEMENT OF EARNINGS

                                         Year Ended September 30,
                                    1995             1994             1993
Revenues                        $482,612,000     $450,903,000     $408,778,000
Expenses:
   Operating                     194,073,000      183,222,000      167,248,000
   Depreciation                  146,777,000      130,512,000      118,144,000
   Gain on sale of property
      and equipment              (12,657,000)      (8,530,000)      (6,139,000)
   Selling and administrative     43,146,000       42,473,000       40,440,000
                                 371,339,000      347,677,000      319,693,000

Earnings before interest
   and income taxes              111,273,000      103,226,000       89,085,000
Interest income                      272,000          593,000        1,023,000
Interest (expense)               (44,453,000)     (37,429,000)     (35,451,000)
Earnings before income taxes      67,092,000       66,390,000       54,657,000
Income taxes                      25,756,000       26,562,000       24,241,000

Net earnings                    $ 41,336,000     $ 39,828,000     $ 30,416,000

Earnings per share              $        .91     $        .86     $        .66

Average common shares and
   equivalents outstanding        45,365,000       46,310,000       46,260,000




         The Notes to the Consolidated Financial Statements are an integral part of these statements.

                                  CONSOLIDATED BALANCE SHEET
                                                       September 30,
                                                    1995               1994
                ASSETS
Current assets
   Cash                                       $   22,708,000     $  15,094,000
   Accounts receivable, net of allowance
      for doubtful accounts:
      1995-$1,635,000; 1994 -$1,770,000           56,946,000        52,031,000
   Inventory of parts and supplies                 8,612,000         8,558,000
   Prepaid expenses                               14,366,000        12,726,000
   Refundable income taxes                         1,667,000         2,571,000
   Deferred income taxes                           6,241,000        11,472,000
      Total current assets                       110,540,000       102,452,000
Equipment on operating leases, at cost,
   net of accumulated depreciation               727,893,000       637,768,000
Other property and equipment, at cost,
   net of accumulated depreciation               171,343,000       146,618,000
Note receivable-Matlack, Inc.                         -              6,000,000
Excess of cost over net assets of
   businesses acquired                            11,677,000        11,903,000
Other assets                                       5,576,000         4,976,000
      Total assets                            $1,027,029,000     $ 909,717,000

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment
   financing obligations)
   Accounts payable                           $    8,115,000     $   7,205,000
   Accrued liabilities                            43,167,000        40,114,000
   Current maturities of long-term debt              150,000           146,000
      Total current liabilities                   51,432,000        47,465,000
Equipment financing obligations including
   maturities due within one year: 1995-
   $21,469,000; 1994-$30,214,000                 573,554,000       498,365,000
Long-term debt                                       632,000           782,000
Other liabilities                                 10,028,000         8,898,000
Deferred income taxes                            115,830,000       103,010,000

Commitments and contingent liabilities (see
   Notes to the Consolidated Financial Statements)

Shareholders' equity:
   Common stock, $1 par value,
      outstanding: 1995-44,954,679 shares;
      1994-45,770,678 shares                      44,955,000        45,771,000
   Capital in excess of par value                 11,453,000        20,319,000
   Retained earnings                             219,145,000       185,107,000
      Total shareholders' equity                 275,553,000       251,197,000
      Total liabilities and
       shareholders' equity                   $1,027,029,000     $ 909,717,000
The Notes to the Consolidated Financial Statements are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                            Year Ended September 30,
                                      1995             1994              1993
Cash flows from operating activities:
   Net earnings                 $ 41,336,000     $ 39,828,000      $ 30,416,000
   Reconciliation of net
      earnings to net cash flows
      from operating activities:
      Depreciation and
        amortization             147,003,000      130,741,000       118,366,000
      Net gain on sale of
        property and equipment   (12,657,000)      (8,530,000)       (6,139,000)
      Changes in assets and
        liabilities:
          Notes and accounts
             receivable            1,085,000       (3,114,000)        9,769,000
          Accounts payable and
             accrued liabilities   3,963,000        3,856,000         3,892,000
          Current and deferred
             income taxes         18,956,000       12,946,000        11,542,000
          Other, net              (1,165,000)      (2,072,000)       (1,315,000)
      Net cash provided by
        operating activities     198,521,000      173,655,000       166,531,000

Cash flows from investing activities:
   Purchase of property and
     equipment                  (318,983,000)    (297,492,000)     (242,910,000)
   Proceeds from sales of
     equipment                    70,013,000       58,376,000        48,953,000
      Net cash used in investing
        activities              (248,970,000)    (239,116,000)     (193,957,000)

Cash flows from financing activities:
   Proceeds of equipment
     financing obligations       239,128,000      177,126,000       177,498,000
   Repayment of equipment
     financing obligations      (163,939,000)    (106,068,000)     (140,447,000)
   Repayment of long-term debt      (146,000)        (203,000)       (7,414,000)
   Payment of dividends           (7,298,000)      (6,092,000)       (5,452,000)
   Proceeds of stock options
     exercised                       446,000          780,000           759,000
   Common stock acquired and
     retired                     (10,128,000)          -                 -
   Other                              -               (69,000)           -
      Net cash provided by
        financing activities      58,063,000       65,474,000        24,944,000

Net increase (decrease) in cash    7,614,000           13,000        (2,482,000)
Cash beginning of period          15,094,000       15,081,000        17,563,000
Cash end of period              $ 22,708,000     $ 15,094,000      $ 15,081,000

Supplemental information:
   Interest paid                $ 42,692,000     $ 36,425,000      $ 34,933,000
   Income taxes paid            $  6,800,000     $ 13,616,000      $ 12,699,000

         The Notes to the Consolidated Financial Statements are an integral part of these statements.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

      The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances among these subsidiaries have been eliminated.

      Lease, rental and other transportation service revenues are recognized over the terms of the respective contracts.

      Earnings per common share are computed assuming the conversion of all potentially dilutive outstanding stock options.

      The excess of cost over net assets of businesses acquired prior to October 30, 1970 amounting to $4,588,000 is not being amortized since its value, in management's opinion, has not diminished. The excess of cost over net assets of businesses acquired subsequently is being amortized on a straight-line basis over 40 years.

      Inventories of transportation equipment parts and supplies are valued at the lower of first-in, first-out cost or market.

      Property and equipment is carried at cost, net of applicable allowances. Tires placed in service on new equipment are capitalized as part of the original equipment cost. Depreciation is provided on a straight-line, specific-item basis. Depreciable lives for equipment on operating leases and other property and equipment range from 3 to 12 years and 3 to 45 years, respectively. The cost and related accumulated depreciation of property and equipment sold or retired are eliminated from the property accounts and the resulting gain or loss is reflected in the Consolidated Statement of Earnings. Repairs and maintenance are expensed as incurred. Replacement tires are expensed when placed in service. Major additions and improvements are capitalized and written off over the remaining depreciable lives of the assets.

      Leasing operations consist of the long-term leasing and short-term rental of transportation equipment. All leases are classified as operating leases and expire on various dates during the next ten years.

      The Company retains a specific portion of insurable risks with regard to public liability and workers' compensation claims. Retention levels are currently $500,000. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing historical trends, the Company's experience, claim severity and other factors. Claims estimated to be paid within one year have been classified in accrued liabilities with the balance included with other liabilities.

Equipment on Operating Leases

      The Company's investment in equipment on operating leases is as follows:

                                                   September 30,
                                                   1995               1994
Transportation equipment                   $1,058,643,000       $ 951,349,000
Less accumulated depreciation                (330,750,000)       (313,581,000)
                                           $  727,893,000       $ 637,768,000

      Commitments for the purchase of transportation equipment amounted to $102,601,000 at September 30, 1995.

      At September 30, 1995, minimum future revenues from non-cancelable leases are as follows:

Year Ending September 30,
1996                                                             $195,024,000
1997                                                              166,187,000
1998                                                              133,091,000
1999                                                               95,901,000
2000                                                               59,043,000
Later Years                                                        45,926,000
Total future minimum lease revenues                              $695,172,000

      Revenues include contingent rentals, which represent all commercial rental revenues and the mileage charges on full-service leases, of $183,399,000 in 1995, $169,755,000 in 1994 and $128,528,000 in 1993.

Indebtedness

   Equipment financing obligations are as follows:
                                                       September 30,
                                                  1995                 1994
   Revolving Credit Agreement                 $ 14,000,000         $ 33,500,000
   Collateral Trust Debentures:
      Series G,  9 7/8%                             -                50,000,000
      Series H,  10.60%, due 1999               75,000,000           75,000,000
      Series I,  10.35%, due 2000               50,000,000           50,000,000
      Series J,  8 5/8%, due 1998               30,000,000           30,000,000
      Series K,  7 3/4%, due 1997               50,000,000           50,000,000
      Series L,  7    %, due 2003               70,000,000           70,000,000
      Series M,  7    %, due 2001               60,000,000           60,000,000
      Series N,  8.27 %, due 2002              100,000,000               -
      Series O,  7.25 %, due 2005               50,000,000               -
   Other equipment financing
      obligations                               74,554,000           79,865,000
                                              $573,554,000         $498,365,000

      At September 30, 1995, $21,469,000 of other equipment financing obligations were due within one year with the balance payable through 2000. Interest rates on these obligations averaged 6.9% at September 30, 1995. The other equipment financing obligations are collateralized by certain leasing equipment. The Collateral Trust Debentures are secured by notes from a subsidiary. Two banks provide an unsecured $100,000,000 line under a Revolving Credit Agreement ("the Revolver"). At the option of the banks, the Revolver and the Collateral Trust Debentures may be secured by certain leasing equipment. Termination of the Revolver would result in repayment of the outstanding balance over 60 months in equal installments; otherwise, no repayments are required unless the financing value of the eligible equipment available as security falls below the outstanding loan balance. At September 30, 1995, interest rates on borrowings under the Revolver averaged 6.5%. The Revolver provides for the maintenance of specified financial ratios and restricts payments to the Company by a consolidated subsidiary. Net assets of all subsidiaries not restricted under the Revolver totaled $167,193,000 at September 30, 1995.

      Equipment financing obligations due within one year are not classified as current liabilities as the Company intends and has the ability to refinance them on a long-term basis through available credit facilities.

      On June 7, 1995, the Company arranged for the private placement of $75,000,000 of 6.89% Series P Collateral Trust Debentures due March 15, 2004. Closing will occur on March 15, 1996.

      Based on published bid prices, at September 30, 1995, the estimated fair value of the Company's Collateral Trust Debentures was $508,081,000 compared to the recorded book amount of $485,000,000. The fair value of the remaining $88,554,000 of equipment indebtedness approximates its recorded amount.

      Long-term debt consists of real estate and other obligations payable in installments over various periods to 2001, at interest rates ranging from 6.0% to 9.0%. Land and buildings with a carrying value of $1,816,000 are pledged as collateral.

      The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 1996-$21,619,000; 1997-$69,055,000; 1998-
$15,377,000; 1999-$113,949,000 and 2000-$52,543,000.

Other Property and Equipment

      The Company's other property and equipment accounts are as follows:

                                                     September 30,
                                                  1995                 1994
Land                                          $ 40,117,000         $ 35,376,000
Transportation service facilities              154,943,000          128,414,000
Other operating assets                          34,580,000           33,951,000
Less accumulated depreciation                  (58,297,000)         (51,123,000)
                                              $171,343,000         $146,618,000

Income Taxes

   The tax provisions for the three years ended September 30, 1995 are comprised as follows:

                                          Year Ended September 30,
                                       1995            1994            1993
Current:
   Federal                         $ 6,584,000     $ 8,692,000      $ 9,101,000
   State                             1,128,000       2,796,000        2,280,000
Deferred:
   Federal                          16,256,000      13,516,000        8,362,000
   State                             1,788,000       1,558,000        2,223,000
   Rate change                           -               -            2,275,000
   Total income taxes              $25,756,000     $26,562,000      $24,241,000

      A reconciliation of the tax provisions for the three years ended September 30, 1995 with amounts calculated by applying the statutory federal income tax rate (35.0% in 1995 and 1994 and 34.75% in 1993) to earnings before income taxes for those years is as follows:

                                                Year Ended September 30,
                                       1995            1994             1993
Federal tax at statutory rate      $23,482,000     $23,236,000      $18,993,000
State taxes                          1,896,000       2,830,000        2,939,000
Rate change                              -               -            2,275,000
Other                                  378,000         496,000           34,000
Total income taxes                 $25,756,000     $26,562,000      $24,241,000

      The tax effect of temporary differences and the tax credit carryforwards which comprise the current and
non-current deferred income tax amounts shown on the balance sheet are as follows:
                                                        September 30
                                                     1995               1994
Depreciation                                    $124,775,000       $111,833,000
Expenses deductible when paid                     (9,198,000)        (8,214,000)
Alternative minimum tax credit carryforward       (6,924,000)       (12,861,000)
Other                                                936,000            780,000
Deferred income taxes, net                      $109,589,000       $ 91,538,000

      At September 30, 1995, the Company had alternative minimum tax credit carryforwards of $6,924,000 which have no expiration date. The Company has no tax credit carryforwards for financial reporting purposes since all such credits have been considered in the determination of deferred tax amounts.

Lease Commitments

      The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next 19 years. Some of the leases are renewable at the Company's option. Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1995 are as follows:

Year Ending September 30,
1996                                                  $ 3,644,000
1997                                                    2,657,000
1998                                                    2,081,000
1999                                                    1,508,000
2000                                                    1,312,000
Later years                                             5,108,000
Total minimum payments required                       $16,310,000

   Total rental expense for all operating leases except those with terms of a month or less was $7,560,000 in 1995, $7,695,000 in 1994 and $8,134,000
in 1993.



Pension Plans

      The Company maintains a noncontributory pension plan for eligible employees not covered by pension plans under collective bargaining agreements. Pension costs are funded in accordance with the provisions of the Internal Revenue Code. The Company also maintains a nonqualified, noncontributory defined benefit pension plan for certain employees to restore pension benefits reduced by federal income tax regulations. The cost associated with the plan is determined using the same actuarial methods and assumptions as those used for the Company's qualified pension plan.

      The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                       September 30,
                                                    1995               1994
Actuarial present value of
   accumulated benefit obligation:
      Vested                                    $27,081,000        $24,708,000
      Non-vested                                  1,267,000          1,227,000
                                                $28,348,000        $25,935,000

Projected benefit obligation                    $33,734,000        $31,190,000
Plan assets at market value                      35,230,000         27,481,000
Projected benefit obligation (under)
   in excess of plan assets                      (1,496,000)         3,709,000
Unrecognized gain                                 6,929,000          1,289,000
Unrecognized prior service costs                   (755,000)          (998,000)
Unrecognized overfunding at adoption                351,000            421,000
Accrued pension liability                       $ 5,029,000        $ 4,421,000

      At September 30, 1995, the assets of the pension plans were invested 74% in equity securities, 22% in fixed income securities and the balance in other short-term interest bearing accounts.

      The discount rate and the rate of assumed compensation increase for all three years were 8.0% and 5.0%, respectively. The expected long-term rate of return on assets was 9.0% for 1995 and 9.5% for 1994 and 1993.

      The components of net periodic pension cost are as follows:

                                       Year Ended September 30,
                                       1995            1994             1993
Service cost                       $2,175,000      $2,283,000       $1,798,000
Interest cost                       2,371,000       2,152,000        1,846,000
Return on plan assets              (7,420,000)       (947,000)      (4,336,000)
Net amortization and deferral       4,907,000      (1,580,000)       2,271,000
Net periodic pension cost          $2,033,000      $1,908,000       $1,579,000

      Effective October 1, 1994, the Company established a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

      The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $131,000 in 1995, $172,000 in 1994 and $265,000 in 1993. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not currently available.

Accrued Liabilities

   Accrued liabilities are as follows:
                                                        September 30,
                                                     1995             1994
Employee compensation                            $ 7,491,000      $ 8,722,000
Interest                                           7,541,000        6,052,000
Taxes other than income                           10,195,000        9,349,000
Insurance reserves                                 6,113,000        6,013,000
Environmental                                      2,817,000        2,178,000
Unbilled services and supplies                     7,802,000        5,846,000
Other                                              1,208,000        1,954,000
                                                 $43,167,000      $40,114,000

Shareholders' Equity

      Changes in the components of shareholders' equity are as follows:

                                   $1 Par Value    Capital in
                                   Common          Excess of      Retained
                                   Stock           Par Value      Earnings
Balance at September 30, 1992      $30,184,000     $34,436,000    $126,407,000
Net earnings                                                        30,416,000
Dividends on common stock,
  $.12 per share                                                    (5,452,000)
Exercise of stock options              179,000         580,000
Balance at September 30, 1993       30,363,000      35,016,000     151,371,000
Net earnings                                                        39,828,000
Dividends on common stock,
  $.13 per share                                                    (6,092,000)
Three-for-two common
  stock split                       15,252,000     (15,321,000)
Exercise of stock options              156,000         624,000
Balance at September 30, 1994       45,771,000      20,319,000     185,107,000
Net earnings                                                        41,336,000
Dividends on common stock,
  $.16 per share                                                    (7,298,000)
Common stock acquired and
  retired                             (963,000)     (9,165,000)
Exercise of stock options              147,000         299,000
Balance at September 30, 1995      $44,955,000     $11,453,000    $219,145,000

      The Company is authorized to issue 100,000,000 shares of its $1 Par Value Common Stock and 1,000,000 shares of Preferred Stock. The preferred shares are without par value, with terms and conditions of each issue as determined by the Board of Directors.

      Each share of common stock outstanding includes one common stock purchase right (a "Right") which is non-detachable and nonexercisable until certain defined events occur, including certain tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the registered holder to purchase one share of common stock of the Company for $26.67 and may be modified to permit certain holders to purchase common stock of the Company or common stock of an acquiring company at a 50% discount. The Rights expire on June 30, 1999 unless earlier redeemed by the Company at a price of $.0045 per Right as permitted under certain conditions.

      The terms of a credit agreement restrict the Company's dividend payments to consolidated net income earned subsequent to September 30, 1984 subject to certain adjustments. At September 30, 1995, $163,242,000 of retained earnings were available for the payment of cash dividends.

Stock Option Plans

      Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant. Option activity is as follows:

                                         Year Ended September 30,
                                    1995           1994              1993
Number of options:
   Outstanding at beginning
     of year                     1,121,499       1,368,005         1,388,700
   Granted                         359,500           7,515           261,900
   Exercised                      (146,501)       (226,321)         (268,164)
   Expired or canceled              (7,725)        (27,700)          (14,431)
   Outstanding at
     September 30                1,326,773       1,121,499         1,368,005

At September 30:
   Options available for
     grant                         954,014       1,305,789            85,604
   Options exercisable             539,662         470,500           409,163

Per share prices:
   Options granted      $11.00 to $11.50  $12.08           $11.92
   Options exercised    $ 2.39 to $ 7.56  $ 2.39 to $7.56  $ 2.39 to $7.56
   Options outstanding  $ 2.39 to $12.08  $ 2.39 to $12.08 $ 2.39 to $11.92

Transactions with Related Parties

      Certain directors and officers of the Company are also directors and officers of Rollins Environmental Services, Inc. and Matlack Systems, Inc.

      The Company sold materials (principally vehicle fuel) and services (including data processing services) and rented transportation equipment and office space to Rollins Environmental Services, Inc. The aggregate charges for these materials and services, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings, were $6,617,000 in 1995, $6,551,000 in 1994 and $7,359,000 in 1993.

      The Company provided administrative services and rented office space to Matlack, Inc. for aggregate charges of $3,286,000 in 1995, $2,949,000 in 1994 and $3,077,000 in 1993, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings. Interest charges to Matlack, Inc. were $272,000 in 1995, $593,000 in 1994 and $1,023,000 in 1993.

      An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $9,099,000 in 1995, $8,166,000 in 1994 and $7,068,000 in 1993.

      In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

Environmental Regulation

      The Company is subject to certain regulations of the Environmental Protection Agency in that it stores and dispenses petroleum products. Most of these regulations address testing and replacement of underground tanks. The Company's adherence to these regulations is part of its normal business operations. These regulations have not had any material adverse effect upon the Company.

Commitments and Contingent Liabilities

      There are various routine claims and legal actions pending against the Company incidental to the ordinary operation of its business. The Company is of the opinion, based on the advice of counsel, that it is only remotely likely that the ultimate resolution of these claims and actions will be material.


Quarterly Results (Unaudited)
                       December         March           June             September
          1995         31               31             30                 30
Revenues               $119,079,000     $116,671,000    $122,726,000     $124,136,000
Gross profit           $ 39,807,000     $ 36,924,000    $ 40,037,000     $ 37,651,000
Earnings before
  income taxes         $ 19,060,000     $ 15,356,000    $ 17,810,000     $ 14,866,000
Net earnings           $ 11,509,000     $  9,273,000    $ 11,233,000     $  9,321,000
Earnings
  per share            $        .25     $        .20    $        .25     $        .21

            1994
Revenues               $107,444,000     $107,111,000    $115,823,000     $120,525,000
Gross profit           $ 34,202,000     $ 33,409,000    $ 38,053,000     $ 40,035,000
Earnings before
  income taxes         $ 16,196,000     $ 13,811,000    $ 17,504,000     $ 18,879,000
Net earnings           $  9,474,000     $  8,155,000    $ 10,450,000     $ 11,749,000
Earnings
  per share            $       .21      $        .17    $        .23     $        .25

                      SCHEDULE I - Condensed Financial Information

                               ROLLINS TRUCK LEASING CORP.
                                      BALANCE SHEET
                                     ($000 Omitted)

                 Assets                                September 30,
                                                    1995              1994
Current Assets (excluding notes
   receivable from subsidiaries)
  Cash                                               $    860         $    699
  Accounts receivable                                      59               80
  Accounts receivable from subsidiaries*                   14               14
  Other current assets                                    146               63
      Total current assets                              1,079              856
Note receivable - Matlack, Inc.                          -               6,000
Notes receivable from subsidiary*                     485,000          379,000
Investments in subsidiaries, at equity*               262,291          234,263
Advances to subsidiaries*                              16,830           18,430
Property and equipment, at cost, net of
  accumulated depreciation                                908              921
Other assets                                              195              173
      Total assets                                   $766,303         $639,643

      Liabilities and Shareholders' Equity

Current Liabilities
  Accounts payable to subsidiaries*                  $     29         $     37
  Accounts payable to others                              163              164
  Accrued liabilities                                     488              571
  Income taxes payable                                  1,500              769
      Total current liabilities                         2,180            1,541
Collateral Trust Debentures
      9 7/8%   Series                                    -              50,000
      10.60%   Series H, due 1999                      75,000           75,000
      10.35%   Series I, due 2000                      50,000           50,000
      8 5/8%   Series J, due 1998                      30,000           30,000
      7 3/4%   Series K, due 1997                      50,000           50,000
      7    %   Series L, due 2003                      70,000           70,000
      7    %   Series M, due 2001                      60,000           60,000
      8.27 %   Series N, due 2002                     100,000             -
      7.25 %   Series O, due 2005                      50,000             -
Advances from subsidiaries*                             3,160            1,450
Other liabilities                                        -                  81
Deferred federal income taxes                             410              374
Commitments and contingent liabilities - see notes to the financial statements

Shareholders' equity
  Common shares $1 Par Value,
     100,000,000 shares authorized; issued
     and outstanding: 1995: 44,954,679;
     1994: 45,770,678                                  44,955           45,771
  Capital in excess of par value                       11,453           20,319
  Retained earnings                                   219,145          185,107
      Total shareholders' equity                      275,553          251,197
      Total liabilities and shareholders'
        equity                                       $766,303         $639,643

* Eliminated in consolidation.

           The Notes to the Financial Statements are an integral part of these statements.

                      SCHEDULE I - Condensed Financial Information
                                       (continued)

                               ROLLINS TRUCK LEASING CORP.
                                  STATEMENT OF EARNINGS
                                     ($000 Omitted)


                                             Year Ended September 30,
                                            1995          1994          1993

Revenues:
   Dividends from subsidiaries            $12,501       $ 1,800       $ 4,800
   Other income                             5,301         4,502           171
                                           17,802         6,302         4,971

Expenses:
   Administrative                           3,365         3,418         3,686
   Depreciation and amortization              220           193           216
   Loss (gain) on sale of property
     and equipment                              9            11            (5)
                                            3,594         3,622         3,897

Earnings before interest and
  income taxes                             14,208         2,680         1,074

Interest income                            36,995        31,700        29,451
Interest (expense)                        (36,995)      (31,700)      (29,451)

Earnings before income taxes               14,208         2,680         1,074

Income taxes (benefit)                        980           825        (1,460)

Net earnings of Rollins Truck
  Leasing Corp.                            13,228         1,855         2,534

Equity in undistributed net earnings
   of subsidiaries                         28,108        37,973        27,882

Net earnings                              $41,336       $39,828       $30,416



           The Notes to the Financial Statements are an integral part of these statements.

                      SCHEDULE I - Condensed Financial Information
                                       (continued)

                               ROLLINS TRUCK LEASING CORP.
                                 STATEMENT OF CASH FLOWS
                                     ($000 Omitted)

                                              Year Ended September 30,
                                               1995         1994         1993

Cash flows from operating activities:
   Earnings prior to equity in
      subsidiaries' undistributed
      earnings                               $ 13,228     $  1,855     $  2,534

   Reconciliation of earnings to net
      cash flows from operating
      activities:
      Depreciation and amortization               220         193          216
      Loss (gain) on sale of property
      and equipment                                 9          11           (5)
      Changes in assets and liabilities:
          Accounts receivable                      70          28           74
          Accounts payable
            and accrued liabilities               (92)          9         (230)
          Current and deferred
             income taxes                         767         275         (176)
          Other, net                             (235)       (252)          92
      Net cash provided by operating
        activities                             13,967       2,119        2,505

   Cash flows from investing activities:
      Purchase of equipment                      (148)       (152)        (108)
      Proceeds from sale of equipment              12         -              5
      Net cash used in investing
        activities                               (136)       (152)        (103)

   Cash flows from financing activities:
      Proceeds of equipment financing         150,000      60,000       70,000
      Notes receivable from subsidiaries     (150,000)    (56,300)     (68,072)
      Repayment of notes by subsidiaries       45,600        -          39,500
      Repayment of note by Matlack, Inc.        6,000        -           7,750
      Repayment of equipment financing        (50,000)       -         (47,250)
      Payment of dividends                     (7,298)     (6,092)      (5,452)
      Proceeds of stock options exercised         446         780          759
      Common stock acquired and retired       (10,128)       -            -
      Notes payable to subsidiary               1,710        -            -
      Other                                       -           (69)        -
      Net cash used in financing
        activities                            (13,670)     (1,681)      (2,765)

      Net increase (decrease) in cash             161         286         (363)

      Cash beginning of period                    699         413          776

      Cash end of period                    $     860    $    699     $    413

Supplemental information:

   Interest paid                            $  35,291    $ 31,525     $ 29,979
   Income taxes paid                        $   6,710    $ 10,660     $  9,572


           The Notes to the Financial Statements are an integral part of these statements.

                      SCHEDULE I - Condensed Financial Information
                                       (continued)

                               ROLLINS TRUCK LEASING CORP.
                            Notes to the Financial Statements


Accounting Policies

   The accounting policies of the Registrant and its subsidiaries are set forth on page 14 of this 1995 Annual Report on Form 10-K.

   The Company's principal sources of earnings are dividends and management fees paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $167,193,000 at September 30, 1995. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated carryforward or carryback of net operating losses, investment tax credits, alternative minimum tax credits or similar items utilized currently in the consolidated federal income tax return.

   Interest income on notes receivable from a subsidiary and from Matlack, Inc. which are pledged to secure the Collateral Trust Debentures (described on page 15 of this 1995 Annual Report on Form 10-K) was $36,995,000, $31,700,000 and $29,451,000 in 1995, 1994 and 1993, respectively.

Commitments and Contingencies

   The Company is obligated to an affiliated company for $404,000 annually ($2,523,000 in the aggregate) of future rentals under a lease to 2001. Rent expense was $398,000 in 1995 and $391,000 in 1994 and 1993.

   Commitments of the Company have been collateralized by bank letters of credit issued on behalf of the Company in the amount of $4,950,000.

   The aggregate amounts of maturities for the Collateral Trust Debentures during the next five years are $50,000,000 in 1997, $105,000,000 in 1999 and $50,000,000 in 2000.

                                   ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    ($000 OMITTED)

            COLUMN A                               COLUMN B          COLUMN C           COLUMN D   COLUMN E

                                                                    Additions
                                           Balance at  Charged to  Charged                Balance
Year Ended                                 Beginning   Costs and   to Other               at End
September 30,          Description         of Period   Expenses    Accounts   Deductions  of Period
1995:  Allowance for doubtful accounts      $1,770        $1,182        $707 (1)     $2,024 (2)    $1,635


1994:  Allowance for doubtful accounts      $1,620        $1,330        $693 (1)     $1,873 (2)    $1,770


1993:  Allowance for doubtful accounts      $1,217        $2,343        $823 (1)     $2,763 (2)    $1,620



   (1)      Recoveries.
   (2)      Write-offs.

                               ROLLINS TRUCK LEASING CORP.

                                  Exhibits to Form 10-K

                        For Fiscal Year Ended September 30, 1995


                     Index to Exhibits                              Page Nos.

        Exhibit 21    Rollins Truck Leasing Corp.                       27
                      Subsidiaries at September 30, 1995

        Exhibit 23    Consent of Independent Auditors                   28

        Exhibit 27    Rollins Truck Leasing Corp.                       29
                      Financial Data Schedule at
                      September 30, 1995

                                                                   Exhibit 21




                               ROLLINS TRUCK LEASING CORP.
                    Subsidiaries of Registrant at September 30, 1995




                                                     JURISDICTION OF
            NAME                                     INCORPORATION

            Rollins Logistics Inc.                        Delaware

            Rollins Leasing Corp.                         Delaware

            Rollins Properties, Inc.                      Delaware

            Transrisk, Limited                            Bermuda

                                                                    Exhibit 23



The Board of Directors
Rollins Truck Leasing Corp.:


       We consent to incorporation by reference in Registration Statement No. 33-67682 filed on Form S-3 by Rollins Truck Leasing Corp. of our report dated October 25, 1995, relating to the consolidated balance sheets of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of earnings and cash flows and related schedules for each of the years in the three-year period ended September 30, 1995, which report appears on page 10 of this 1995 Annual Report on Form 10-K of Rollins Truck Leasing Corp.






                                                         KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
November 29, 1995