Form 10-Q/A
period 1995-12-31
ROLLINS TRUCK LEASING CORP
filed 1996-02-20
CIK 84244

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1995

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



                                               Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of December 31, 1995 was 44,437,093.



FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                                    Quarter Ended
                                                     December 31,
                                                    1995      1994

Revenues                                          $125,021  $119,079

Expenses:
  Operating                                         51,201    46,595
  Depreciation                                      38,426    35,423
  Gain on sale of property and equipment            (1,899)   (2,746)
Selling and administrative                          11,904    10,705
                                                    99,632    89,977

Earnings before interest and income taxes           25,389    29,102

  Interest income                                      -         148
  Interest expense                                  11,803    10,190
Earnings before income taxes                        13,586    19,060

Income taxes                                         5,230     7,551
Net earnings                                      $  8,356  $ 11,509

Earnings per share                                $    .19  $    .25

Average common shares and equivalents
   outstanding (000)                                44,818    46,322

Dividends paid per common share                   $   .045  $    .04

FORM 10-Q                                                     Page 3 of 7

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 December 31, September 30,
               ASSETS                               1995        1995
Current assets
 Cash                                            $   10,097  $   22,708
 Accounts receivable, net of allowance for
   doubtful accounts of: December-$1,781;
   September-$1,635                                  60,959      56,946
  Inventory of parts and supplies                     9,251       8,612
  Prepaid expenses                                   20,244      14,366
  Refundable income taxes                              -          1,667
  Deferred income taxes                               6,241       6,241
     Total current assets                           106,792     110,540

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  December-$339,511; September-$330,750             732,930     727,893
Other property and equipment, at cost,
  net of accumulated depreciation of:
  December-$60,941; September-$58,297               184,356     171,343
Excess of cost over net assets of
  businesses acquired                                12,752      11,677
Other assets                                          5,443       5,576
     Total assets                                $1,042,273  $1,027,029

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $    7,220  $    8,115
  Accrued liabilities                                45,296      43,167
  Income taxes payable                                1,203        -
  Current maturities of long-term debt                  144         150
     Total current liabilities                       53,863      51,432

Equipment financing obligations                     580,566     573,554
Long-term debt                                          601         632
Other liabilities                                    11,890      10,028
Deferred income taxes                               119,020     115,830

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: December-44,437,093;
    September-44,954,679                             44,437      44,955
  Capital in excess of par value                      6,405      11,453
  Retained earnings                                 225,491     219,145
     Total shareholders' equity                     276,333     275,553
     Total liabilities and shareholders' equity  $1,042,273  $1,027,029

FORM 10-Q                                                     Page 4 of 7
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Quarter Ended
                                                        December 31,
                                                       1995      1994

Cash flows from operating activities:
  Net earnings                                      $  8,356  $ 11,509
  Reconciliation of net earnings to
    net cash flows from operating activities:
      Depreciation and amortization                   38,501    35,480
      Net gain on sale of property and equipment      (1,899)   (2,746)
      Changes in assets and liabilities:
         Notes and accounts receivable                (4,013)   (1,499)
         Accounts payable and accrued liabilities      1,234      (757)
         Current and deferred income taxes             6,060     9,029
         Other, net                                   (4,524)   (3,814)
   Net cash provided by operating activities          43,715    47,202

Cash flows from investing activities:
  Purchase of property and equipment                 (71,211)  (77,649)
  Proceeds from sales of equipment                    16,635    15,759
  Excess of cost over net assets of
     business acquired                                (1,150)     -
   Net cash used in investing activities             (55,726)  (61,890)

Cash flows from financing activities:
  Proceeds of equipment financing obligations         19,400    41,795
  Repayment of equipment financing obligations       (12,388)  (19,545)
  Repayment of long-term debt                            (37)      (39)
  Payments of dividends                               (2,009)   (1,832)
  Proceeds of stock options exercised                    183       167
  Common stock acquired and retired                   (5,749)     -
   Net cash (used in) provided by
     financing activities                               (600)   20,546

Net (decrease) increase in cash                      (12,611)    5,858

Cash beginning of period                              22,708    15,094
Cash end of period                                  $ 10,097  $ 20,952

Supplemental information:
   Interest paid                                    $  9,259  $  7,677
   Income taxes (recovered)                         $   (830) $ (1,478)

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Quarter Ended December 31, 1995 vs. Quarter Ended December 31, 1994

  Revenues increased by $5,942,000 (5.0%) as full-service lease and dedicated contract carriage revenues improved over the same quarter last year. Principally due to the sluggish economy, commercial rental revenue declined by 6% in the first fiscal quarter. Utilization of the commercial rental fleet remained soft during the first quarter as contrasted to the strong demand during last year's first quarter.

  Intense industry competition continued to limit price increases which resulted in profit margin reductions.

  Operating expenses increased by $4,606,000 (9.9%) reflecting the increase in revenues. Higher vehicle expenses and increased wages associated with the growing dedicated contract carriage business accounted for the operating expense increases. Operating expenses as a percentage of revenues were 41.0% and 39.2% in 1995 and 1994, respectively.

  Depreciation expense increased by $3,003,000 (8.5%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices for recently acquired capital assets.

  Gain on the sale of property and equipment decreased by $847,000 (30.8%) principally due to the sale of transportation equipment at lower prices.

  Selling and administrative expenses increased by $1,199,000 (11.2%), reflecting the increase in revenues along with higher compensation and related costs of an expanded sales force. As a percent of revenues, selling and administrative expenses increased to 9.5% in 1995 from 9.0% 1994.

  Interest expense increased by $1,613,000 (17.5%) due to the increase in borrowings related to the purchase of additional facilities and equipment.

  The effective income tax rates for the first fiscal quarter of 1996 and 1995 were 38.5% and 39.6%, respectively.

  Net earnings decreased by $3,153,000 (27.4%) to $8,356,000 or $.19 per share from $11,509,000 or $.25 per share in fiscal 1995. The decrease in net earnings was due mainly to the lower gain on the disposal of equipment, the higher operating cost ratio, higher depreciation and interest expense.

Liquidity and Capital Resources

  The Company's property and equipment purchases of $71,211,000 during the first quarter of fiscal 1996 were financed with its cash flow from operations, the proceeds of equipment sales and borrowings under its revolving credit facility.



FORM 10-Q                                                     Page 6 of 7

The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility of which $72,000,000 was available at December 31, 1995. On June 7, 1995, the Company arranged for the private placement of $75,000,000 of 6.89% Series O Collateral Trust Debentures due March 15, 2004. Closing will occur on March 15, 1996.

  At December 31, 1995, the Company could sell an additional $90,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

  During the quarter, the Company purchased for cash and retired 588,000 shares of its $1 par value common stock.

  Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1995. For further details, see page 4 of the Company's 1995 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1995.


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



DATE:    January 23, 1996               Rollins Truck Leasing Corp.
                                             (Registrant)




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