Form 10-Q
period 1996-03-31
ROLLINS TRUCK LEASING CORP
filed 1996-04-24
CIK 84244

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1996


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of March 31, 1996 was 44,448,064.





FORM 10-Q                                                     Page 2 of 9
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)



                                  Quarter Ended        Six Months Ended
                                    March 31,              March 31,
                                 1996       1995       1996       1995
Revenues                       $122,192   $116,671   $247,213   $235,750

Expenses:
  Operating                      52,852     48,137    104,053     94,732
  Depreciation                   38,588     35,569     77,014     70,992
  Gain on sale of property
    and equipment                (2,480)    (3,959)    (4,379)    (6,705)
  Selling and administrative     12,535     10,802     24,439     21,507
                                101,495     90,549    201,127    180,526
Earnings before interest
  and income taxes               20,697     26,122     46,086     55,224

  Interest income                  -           148       -           272
  Interest (expense)            (11,864)   (10,914)   (23,667)   (21,080)
Earnings before income taxes      8,833     15,356     22,419     34,416

Income taxes                      3,401      6,083      8,631     13,634
Net earnings                   $  5,432   $  9,273   $ 13,788   $ 20,782

Earnings per share             $    .12   $    .20   $    .31   $    .45

Average common shares
   and equivalents
   outstanding (000)                                   44,830     46,392

Dividends paid per
   common share                $   .045   $    .04   $    .09   $    .08




FORM 10-Q                                                     Page 3 of 7

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 March 31,  September 30,
                    ASSETS                         1996         1995
Current assets
 Cash                                           $   11,626   $   22,708
 Accounts receivable, net of allowance for
   doubtful accounts of: March-$1,716;
   September-$1,635                                 54,329       56,946
  Inventory of parts and supplies                    9,009        8,612
  Prepaid expenses                                  21,268       14,366
  Refundable income taxes                             -           1,667
  Deferred income taxes                              6,241        6,241
     Total current assets                          102,473      110,540

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  March-$346,220; September-$330,750               778,400      727,893
Other property and equipment, at cost,
  net of accumulated depreciation of:
  March-$63,674; September-$58,297                 189,869      171,343
Excess of cost over net assets of
  businesses acquired                               12,667       11,677
Other assets                                         5,802        5,576
     Total assets                               $1,089,211   $1,027,029

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                              $    7,478   $    8,115
  Accrued liabilities                               42,068       43,167
  Current maturities of long-term debt                 137          150
     Total current liabilities                      49,683       51,432

Equipment financing obligations                    625,420      573,554
Long-term debt                                         570          632
Other liabilities                                   12,054       10,028
Deferred income taxes                              121,781      115,830

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: March-44,448,064;
    September-44,954,679                            44,448       44,955
  Capital in excess of par value                     6,330       11,453
  Retained earnings                                228,925      219,145
     Total shareholders' equity                    279,703      275,553
     Total liabilities and shareholders' equity $1,089,211   $1,027,029



FORM 10-Q                                                     Page 4 of 9
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                    Six Months Ended
                                                         March 31,
                                                    1996         1995

Cash flows from operating activities:

  Net earnings                                    $  13,788    $ 20,782
  Reconciliation of net earnings to
    net cash flows from operating activities:
      Depreciation and amortization                  77,174      71,106
      Net gain on sale of property and equipment     (4,379)     (6,705)
      Changes in assets and liabilities:
         Note and accounts receivable                 2,617       5,913
         Accounts payable and accrued liabilities    (1,736)     (3,146)
         Current and deferred income taxes            6,626       7,522
         Other, net                                  (4,507)     (4,932)
    Net cash provided by operating activities        89,583      90,540

Cash flows from investing activities:
  Purchase of property and equipment               (177,140)   (180,524)
  Proceeds from sales of equipment                   35,472      36,546
  Excess of cost over net assets of
      business acquired                              (1,150)       -
    Net cash used in investing activities          (142,818)   (143,978)

Cash flows from financing activities:
  Proceeds of equipment financing obligations        68,326     165,628
  Repayment of equipment financing obligations      (16,460)   (106,201)
  Repayment of long-term debt                           (75)        (75)
  Payment of dividends                               (4,008)     (3,666)
  Proceeds of stock options exercised                   265         279
  Common stock acquired and retired                  (5,895)       -
    Net cash provided by financing activities        42,153      55,965

Net (decrease) increase in cash                     (11,082)      2,527

Cash beginning of period                             22,708      15,094
Cash end of period                                $  11,626    $ 17,621

Supplemental information:
  Interest paid                                   $  23,801    $ 20,608
  Income taxes paid                               $   2,005    $  6,112











FORM 10-Q                                                     Page 5 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1996 vs. Six Months Ended March 31, 1995
     Revenues increased by $11,463,000 (4.9%) as full-service leasing and dedicated logistics services revenues improved over the same period last year. The economically sensitive short-term commercial rental business continued to be competitive causing a decline in both revenues and margins from this portion of the Company's business.

     Operating expenses increased by $9,321,000 (9.8%) reflecting the increase in revenues. Higher vehicle expenses and increased wages associated with the growing dedicated logistics services business accounted for the operating expense increases. Operating expenses as a percentage of revenues were 42.1% and 40.2% in 1996 and 1995, respectively.

     Depreciation expense increased by $6,022,000 (8.5%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher investment in property and equipment reflects, in addition to the higher level of business, increased prices for capital assets acquired.

     Gain on the sale of property and equipment decreased by $2,326,000 (34.7%) principally due to lower prices realized from the sale of transportation equipment.

     Selling and administrative expenses increased by $2,932,000 (12.3%), reflecting the increase in revenues along with higher compensation and related costs of an expanded sales force. In addition, office and bad debt expenses were also higher during the first six months of fiscal 1996.
As a percent of revenues, selling and administrative expenses increased to 9.9% in 1996 from 9.1% in 1995.

     Interest expense increased by $2,587,000 (12.3%) due to the increase in borrowings related to the purchase of additional facilities and equipment.

     The effective income tax rates for the first six months of 1996 and 1995 were 38.5% and 39.6%, respectively.

     Net earnings decreased by $6,994,000 (33.7%) to $13,788,000 or $.31 per share from $20,782,000 or $.45 per share in fiscal 1995. The decrease in net earnings was mainly due to the lower gain on the disposal of equipment, the higher operating cost ratio, higher depreciation, selling and administrative and interest expense.

Results of Operations: Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995
     Revenues increased by $5,521,000 (4.7%) to $122,192,000 compared with $116,671,000 for the same quarter last year. The Company recorded higher revenues from full-service leasing and dedicated logistics services. Short-term commercial rental revenues were negatively impacted by the sluggish economic conditions which continued during the second fiscal quarter.

FORM 10-Q                                                     Page 6 of 9

     Operating expenses increased by $4,715,000 (9.8%) reflecting the increase in revenues. Higher vehicle expenses and increased wages associated with the growing dedicated logistics services business accounted for the operating expense increases. Operating expenses as a percentage of revenues were 43.3% and 41.3% in 1996 and 1995, respectively.

     Depreciation expense increased by $3,019,000 (8.5%) due to the increased investment in equipment on operating leases and related transportation service facilities. As a percent of revenues, depreciation expense increased to 31.6% in 1996 from 30.5% in 1995.

     Gain on the sale of property and equipment decreased by $1,479,000 (37.4%) principally due to the sale of transportation equipment at lower prices.

     Selling and administrative expenses increased by $1,733,000 (16.0%), reflecting the increase in revenues along with higher compensation and related costs of an expanded sales force. During the second fiscal quarter, office, data processing and bad debt expenses were also higher than in the previous year. As a percent of revenues, selling and administrative expenses increased to 10.2% in 1996 from 9.2% in 1995.

     Interest expense increased by $950,000 (8.7%) due to the increase in borrowings related to the purchase of additional facilities and equipment.

     The effective income tax rates for the second fiscal quarter of 1996 and 1995 were 38.5% and 39.6%, respectively.

     Net earnings decreased by $3,841,000 (41.4%) to $5,432,000 or $.12 per share from $9,273,000 or $.20 per share in fiscal 1995. The decrease in net earnings was due to the lower gain on the disposal of equipment, the higher operating cost ratio, higher depreciation, selling and administrative and interest expense.

Liquidity and Capital Resources

     The Company's property and equipment purchases of $177,140,000 during the first six months of fiscal 1996 were financed with its cash flow from operations, the proceeds of equipment sales and borrowings under its revolving credit facility.

     On March 15, 1996, the Company closed on its previously announced private placement of $75,000,000 of 6.89% Collateral Trust Debentures, Series P, due March 15, 2004. The proceeds from this sale were used to redeem $75,000,000 of outstanding Series H, 10.60% Collateral Trust Debentures. In addition, the Company has a current shelf registration statement under which it can sell an additional $90,000,000 of Collateral
Trust Debentures.   Based on its access to the debt markets and
relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. During the first six months of fiscal 1996, the Company purchased for cash and retired 602,200 shares of its $1 par value common stock.


FORM 10-Q                                                     Page 7 of 9

     Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1995. For further details, see page 4 of the Company's 1995 Annual Report on Form 10-K for the year ended September 30, 1995.


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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on January 25, 1996. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 25, 1996 to elect one Class I Director to the Board of Directors, Gary W. Rollins was elected. At the meeting, 36,466,722 affirmative votes were cast for the nominee. There were no votes cast against the nominee and 889,751 votes were withheld.

FORM 10-Q                                                     Page 8 of 9

Item 5.  Other Information
     The unaudited condensed consolidated statement of earnings for the twelve months ended March 31, 1996 shown below has been included in accordance with provisions of the Securities Act of 1933. This statement has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)

                                                    Twelve Months Ended
                                                      March 31, 1996

     Revenues                                             $494,075

     Expenses:
       Operating                                           203,394
       Depreciation                                        152,799
       Gain on sale of property
         and equipment                                     (10,331)
       Selling and administrative                           46,078
                                                           391,940
     Earnings before interest and
        income taxes                                       102,135

        Interest (expense)                                 (47,040)
     Earnings before income taxes                           55,095

     Income taxes                                           20,753
     Net earnings                                         $ 34,342

     Earnings per share                                   $    .77

     Dividends paid per common share                      $    .17


Item 6.  Exhibits and Reports on Form 8-K
     (a) Exhibit 4 - Instrument defining rights of security holders. Fifteenth Supplemental Collateral Trust Indenture dated March 15, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, was executed in connection with the Company's private placement of $75,000,000 of 6.89% Series P Collateral Trust Debentures due March 15, 2004. The Company arranged for the private placement on June 7, 1995, as previously disclosed on page 15 of the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

     (b)  Reports on Form 8-K.
          None.
FORM 10-Q                                                     Page 9 of 9


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April 24, 1996                Rollins Truck Leasing Corp.
                                               (Registrant)




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