Form 10-Q
period 1996-06-30
ROLLINS TRUCK LEASING CORP
filed 1996-07-24
CIK 84244

Page 1 of 7

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                                  OR

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


                                                   Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of June 30, 1996 was 44,219,830.

FORM 10-Q                                                   Page 2 of 7
                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


                      ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF EARNINGS
              ($000 Omitted Except for Per Share Amounts)


                                  Quarter Ended     Nine Months Ended
                                     June 30,            June 30,
                                  1996      1995      1996      1995

Revenue                         $130,723  $122,726  $377,936  $358,476

Expenses:
  Operating                       53,294    48,891   157,347   143,623
  Depreciation                    40,139    37,439   117,153   108,431
  Gain on sale of property
     and equipment                (2,057)   (3,641)   (6,436)  (10,346)
Selling and administrative        11,652    10,572    36,091    32,079
                                 103,028    93,261   304,155   273,787

Earnings before interest and
  income taxes                    27,695    29,465    73,781    84,689

  Interest income                   -         -         -          272
  Interest expense               (11,792)  (11,655)  (35,459)  (32,735)
Earnings before income taxes      15,903    17,810    38,322    52,226

Income taxes                       6,161     6,577    14,792    20,211
Net earnings                    $  9,742  $ 11,233  $ 23,530  $ 32,015

Earnings per share              $    .22  $    .25  $    .53  $    .70

Average common shares and
   equivalents outstanding (000)                      44,575    45,940

Dividends paid per common share $   .045  $    .04  $   .135  $   .12

FORM 10-Q                                                   Page 3 of 7

                      ROLLINS TRUCK LEASING CORP.
                      CONSOLIDATED BALANCE SHEET
                            ($000 Omitted)

                                                June 30, September 30,
                    ASSETS                        1996      1995

Current assets
   Cash                                      $  18,944    $   22,708
   Accounts receivable, net of allowance for
     doubtful accounts of: June-$1,817;
     September-$1,635                           62,915        56,946
   Inventory of parts and supplies               9,086         8,612
   Prepaid expenses                             14,557        14,366
   Refundable income taxes                        -            1,667
   Deferred income taxes                         6,240         6,241
       Total current assets                    111,742       110,540

Equipment on operating leases, at cost,
   net of accumulated depreciation of:
   June-$356,437; September-$330,750           776,854       727,893
Other property and equipment, at cost,
   net of accumulated depreciation of:
   June-$65,841; September-$58,297             196,076       171,343
Excess of cost over net assets of
   businesses acquired                          12,582        11,677
Other assets                                     5,658         5,576
       Total assets                          $1,102,912   $1,027,029

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment
     financing obligations)
   Accounts payable                          $    8,569   $    8,115
   Accrued liabilities                           40,429       43,167
   Income taxes payable                             250         -
   Current maturities of long-term debt             130          150
       Total current liabilities                 49,378       51,432

Equipment financing obligations                 629,495      573,554
Long-term debt                                      540          632
Other liabilities                                12,361       10,028
Deferred income taxes                           126,436      115,830

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity
   Common stock, $1 par value, 100,000,000 shares
     authorized, issued and outstanding:
     June-44,219,830; September-44,954,679       44,220       44,955
   Capital in excess of par value                 3,810       11,453
   Retained earnings                            236,672      219,145
       Total shareholders' equity               284,702      275,553
       Total liabilities and
         shareholders' equity                $1,102,912   $1,027,029

FORM 10-Q                                                   Page 4 of 7

                      ROLLINS TRUCK LEASING CORP.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            ($000 Omitted)

                                                  Nine Months Ended
                                                       June 30,
                                                   1996       1995

Cash flows from operating activities:
  Net earnings                                   $ 23,530   $ 32,015
  Reconciliation of net earnings to net
    cash flows from operating activities:
      Depreciation and amortization               117,398    108,600
      Net gain on sale of property and equipment   (6,436)   (10,346)
      Changes in assets and liabilities:
        Note and accounts receivable               (5,969)     5,142
        Accounts payable and accrued liabilities   (2,284)       822
        Current and deferred income taxes          12,524     13,473
        Other, net                                  1,586     (1,078)
    Net cash provided by operating activities     140,349    148,628

Cash flows from investing activities:
  Purchase of property and equipment             (243,285)  (258,040)
  Proceeds from sale of property and equipment     58,874     53,724
  Excess of cost over net assets of
        business acquired                          (1,150)      -
    Net cash used in investing activities        (185,561)  (204,316)

Cash flows from financing activities:
  Proceeds of equipment financing obligations      84,596    225,128
  Repayment of equipment financing obligations    (28,655)  (158,728)
  Repayment of long-term debt                        (112)      (110)
  Payments of dividends                            (6,003)    (5,501)
  Proceeds of stock options exercised                 418        357
  Common stock acquired and retired                (8,796)    (3,990)
    Net cash provided by financing activities      41,448     57,156

Net increase in cash                               (3,764)     1,468

Cash beginning of period                           22,708     15,094
Cash end of period                               $ 18,944   $ 16,562

Supplemental information:

   Interest paid                                 $ 33,792   $ 28,323
   Income taxes paid                             $  2,268   $  6,738

FORM 10-Q                                                   Page 5 of 7

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1996 vs. Nine Months Ended June 30, 1995

     Revenues increased by $19,460,000 (5.4%) as full-service lease, guaranteed maintenance and dedicated logistics revenues all improved over the first nine months of 1995. The economically sensitive short-term commercial rental business continued to be competitive causing a decline in revenues from this portion of the Company's business.

     Operating expenses increased by $13,724,000 (9.6%) reflecting the increase in revenues. Higher vehicle expenses and increased wages associated with the growing dedicated logistics services business accounted for the operating expense increases. Operating expenses as a percentage of revenues were 41.6% and 40.1% in 1996 and 1995, respectively.

     Depreciation expense increased by $8,722,000 (8.0%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices for recently acquired capital assets.

     Gain on the sale of property and equipment decreased by $3,910,000 (37.8%) principally due to the sale of fewer units of transportation equipment and lower prices realized from such sales.

     Selling and administrative expenses increased by $4,012,000 (12.5%), reflecting the increase in revenues along with higher compensation and related costs of an expanded sales force. In addition, office and bad debt expenses were also higher during the first nine months of fiscal 1996. As a percentage of revenues, selling and administrative expenses increased to 9.5% in 1996 from 8.9% in 1995.

     Interest expense increased by $2,724,000 (8.3%) due to the increase in borrowings related to the purchase of additional equipment offset in part by lower interest rates.

     The effective income tax rates for first nine months of 1996 and 1995 were 38.6% and 38.7%, respectively.

     Net earnings decreased by $8,485,000 (26.5%) to $23,530,000 or $.53 per share from $32,015,000 or $.70 per share in fiscal 1995. The decrease in net earnings was mainly due to the higher operating cost ratio, lower gains on the sale of equipment, higher depreciation, selling and administrative and interest expense.

Results of Operations:  Quarter Ended June 30, 1996 vs. Quarter ended
June 30, 1995

     Revenues increased by $7,997,000 (6.5%) as full-service lease, guaranteed maintenance and dedicated logistics revenues all improved over the same quarter last year. Revenues from the competitive short-term commercial rental business declined.

FORM 10-Q                                                   Page 6 of 7

     Operating expenses increased by $4,403,000 (9.0%) reflecting the increase in revenues. Higher vehicle expenses and increased wages associated with the growing dedicated logistics services business accounted for the operating expense increases. Operating expenses as a percentage of revenues were 40.8% and 39.8% in 1996 and 1995, respectively.

     Depreciation expense increased by $2,700,000 (7.2%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices for recently acquired capital assets.

     Gain on the sale of property and equipment decreased by $1,584,000 (43.5%) principally due to the sale of fewer units of transportation equipment which had higher average carrying values at the time of sale.

     Selling and administrative expenses increased by $1,080,000 (10.2%), reflecting the increase in revenues along with higher compensation and related costs of an expanded sales force. During the third fiscal quarter, office, data processing and bad debt expenses were also higher than in the previous year. As a percent of revenues, selling and administrative expenses increased to 8.9% in 1996 from 8.6% in 1995.

     Interest expense increased by $137,000 (1.2%) due to the increase in borrowings related to the purchase of additional equipment, offset in part by lower interest rates.

     The effective income tax rates for the third quarter of 1996 and 1995 were 38.7% and 36.9%, respectively. The effective income tax rate for the third quarter of 1995 was favorably impacted by the resolution of certain state income tax matters.

     Net earnings decreased by $1,491,000 (13.3%) to $9,742,000 or $.22 per share from $11,233,000 or $.25 per share in fiscal 1995. The decrease in net earnings was due to the lower gain on the disposal of equipment, the higher operating cost ratio, higher depreciation, selling and administrative and interest expense.

Liquidity and Capital Resources

     The Company's property and equipment purchases of $243,285,000 during the first nine months of fiscal 1996 were financed with its cash flow from operations, the proceeds from equipment sales and borrowings from available equipment financing sources.

     The Company has a current shelf registration statement under which it can sell an additional $90,000,000 of Collateral Trust Debentures. Based on its access to the public debt market and relationships with its current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its capital asset purchases at market rates and under satisfactory terms and conditions. The Company purchased for cash and retired 921,600 shares of its $1 par value common stock during the first nine months of fiscal 1996.


FORM 10-Q                                                   Page 7 of 7

     Otherwise, there have been no material changes in the Company's financial condition, its liquidity and capital resources since September 30, 1995. For further details, see page 4 of the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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


DATE:      July   , 1996              Rollins Truck Leasing Corp.
                                             (Registrant)


                                ______________________________________
                                John W. Rollins, Jr.
                                President and Chief Operating Officer


                                ______________________________________
                                Patrick J. Bagley
                                Vice President-Finance and Treasurer
                                Chief Financial Officer
                                Chief Accounting Officer

FORM 10-Q                                                   Page 7 of 7

     Otherwise, there have been no material changes in the Company's financial condition, its liquidity and capital resources since September 30, 1995. For further details, see page 4 of the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

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


DATE:      July   , 1996              Rollins Truck Leasing Corp.
                                             (Registrant)


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