Form 10-K
period 1996-09-30
ROLLINS TRUCK LEASING CORP
filed 1996-11-26
CIK 84244

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

          For the fiscal year ended        September 30, 1996

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

YES   X         NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $402,962,000 as of October 31, 1996.

     The number of shares of registrant's common stock outstanding as of October 31, 1996 was 42,827,735.

     The following documents are incorporated by reference:

                                             Part of this form into which
              Document                               incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 30, 1997                               III

                                  PART I

ITEM I.   BUSINESS.
       The Registrant, Rollins Truck Leasing Corp., together with its subsidiaries, is referred to as the "Company" unless the context clearly indicates otherwise.

(a)  General Development of Business
       There have been no significant changes in the business of the Company since September 30, 1995.

(b)  Financial Information about Industry Segments
       The Company operates principally in one industry segment and through its principal subsidiaries, Rollins Leasing Corp. ("Rollins") and Rollins Logistics Inc., is engaged primarily in full-service truck leasing and rentals and the provision and management of complete truck transportation and distribution systems. All of the Company's operations currently are conducted within the United States. The financial information concerning this business is included on pages 2 to 5 and 11 through 23 of this 1996 Annual Report on Form 10-K.

(c)  Narrative Description of Business
       Full-service leasing accounts for the major portion of Rollins' revenues. Under these leases, Rollins purchases vehicles and components that are custom-engineered to the customer's requirements. This equipment is then leased to the customer for periods usually ranging from three to eight years. Rollins provides fuel, oil, tires, washing and regularly scheduled maintenance and repairs at its facilities. In addition, it arranges for licenses and insurance, pays highway and use taxes and supplies a 24-hour-a-day emergency road service to its customers.

       Another service that the Company provides its customers through Rollins Logistics Inc. and its subsidiaries is Logistics Services and Dedicated Carriage Services ("DCS"). DCS analyzes the customer's specific distribution needs and then designs and operates a customized transportation service, which can include any of the services mentioned previously plus management, drivers and other operating personnel. Logistics Services addresses the needs of companies which desire to outsource their distribution and warehousing functions to a third party provider. These functions can range from selection and negotiation of core carrier contracts to selection of the most cost effective carrier for specific traffic lane movements.

       The commercial rental fleet which at September 30, 1996 consisted of more than 7,500 units with payload capacities ranging from 4,000 to 45,000 pounds offers tractors, trucks and a limited number of trailers to customers for short periods of time ranging from one day to several months. The Company's commercial rental fleet also provides additional vehicles to full service lease customers to handle their peak or seasonal business needs. The rental fleet's average age is approximately two years. The utilization rate of the rental fleet during fiscal year 1996 was in excess of 83%. Rollins does not offer services in the consumer one-way truck rental market.

       Rollins also furnishes a guaranteed maintenance service to private fleet customers who choose to own their vehicles. This service includes preventive maintenance, fuel procurement, tax reporting, permitting, licensing and access to the Rollins 24-hour-a-day emergency road service.

       There are many companies engaged in all aspects of vehicle rental and leasing, some of which also operate on a nationwide basis and are larger than the Company's business. Ryder System, Inc. and Penske Truck Leasing Co., L.P., Inc. are respectively the largest and second largest competitors in the truck leasing industry. The Company believes Rollins is the third largest competitor in the field of full-service leasing and short-term rental of heavy duty trucks in the United States. Since the unit cost of vehicles and the cost of the borrowed funds used to purchase such vehicles are believed to be similar for most vehicle leasing companies, successful competition is based in part on service.

       At September 30, 1996, a total of 3,404 persons were employed by the Company.

ITEM 2.   PROPERTIES.
       The Company's headquarters is located in a building owned by the Company at One Rollins Plaza, Wilmington, DE 19803.

       The Company's principal operating properties consist of land and buildings used in its truck leasing and rental business. Rollins owns or leases 202 facilities in 42 states.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
       NONE.











                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

                        STOCK PRICES AND DIVIDENDS

       The range of share prices for the Common Stock on the New York and Pacific Stock Exchanges and per share dividends paid on Common Stock for the fiscal years ended September 30, 1996 and 1995 are as follows:

                                       Prices                   Dividends
                               1996               1995        1996   1995
                          High       Low      High      Low
Fiscal Quarter
     First ..........    $11 1/4  $ 9 1/4    $12 1/2 $11      $.045 $.04
     Second .........     11 1/8   10         14 1/2  11 3/8   .045  .04
     Third ..........     11 5/8    9 5/8     12 5/8  10 3/8   .045  .04
     Fourth .........     12 1/2   10 1/8     11 3/4  10 1/4   .045  .04

     At September 30, 1996, there were 2,379 holders of record of the Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA.

                     FIVE YEAR SELECTED FINANCIAL DATA
              (Dollars in Millions, Except Per Share Amounts)

Year Ended September 30,         1996     1995    1994    1993   1992
Revenues                         513.8    482.6   450.9   408.8  380.4
Earnings before income taxes      55.9     67.1    66.4    54.7   40.7
Net earnings                      34.1     41.3    39.8    30.4   24.6
Earnings per share                 .78      .91     .86     .66    .53
Dividends per common share         .18      .16     .13     .12    .11
At September 30,
Total assets                   1,125.2  1,027.0   909.7   781.2  708.5
Equipment on operating leases,
  net                            784.3    727.9   637.8   543.4  468.3
Equipment financing obligations  640.9    573.6   498.4   427.3  390.3
Long-term debt                      .5       .6      .8      .9    6.8
Shareholders' equity             284.0    275.6   251.2   216.8  191.0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1996 vs. 1995

      Revenues increased by $31.2 million (6.5%) to $513.8 million from $482.6 million as full-service lease, guaranteed maintenance and dedicated logistics revenues all improved over the prior year. Revenues from the more economically sensitive short-term commercial rental business declined due in large part to overcapacity in the trucking industry.

      Operating expenses increased by $17.8 million (9.2%) reflecting the increase in revenues. Higher vehicle expenses and wages associated with the growing dedicated logistics services business accounted in large part for the operating expense increases. Operating expenses as a percentage of revenues increased to 41.3% in 1996 from 40.2% in 1995. The increased operating cost ratio results from both higher operating costs and industry-wide competitive pricing.

      Depreciation expense increased by $11.6 million (7.9%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflect, in addition to the higher level of business, increased prices paid for recently acquired capital assets. Depreciation as a percentage of revenues was 30.8% in 1996 compared with 30.4% in 1995. The higher percentage in 1996 reflected both higher equipment costs and the effects of competitive conditions which limited price increases.

      Gain on the sale of property and equipment was $7.9 million, a decrease of $4.8 million (37.8%) when compared with the 1995 gain of $12.7 million. The decrease in 1996 resulted from the sale of fewer units of transportation equipment and lower prices realized from such sales.

      Selling and administrative expenses increased by $4.9 million (11.4%) to $48.0 million from $43.1 million in 1995. The increase reflects expanded revenues along with higher compensation and related costs of an expanded sales force. In addition, office, bad debt and data processing expenses were higher during 1996. As a percentage of revenues, selling and administrative expenses increased to 9.3% in 1996 from 8.9% in 1995.

      Interest expense increased by $3.3 million (7.5%) principally due to the increase in average borrowings related to the purchase of additional equipment offset in part by a lower average interest rate on the Company's Collateral Trust Debentures.

      The effective income tax rates for 1996 and 1995 were 39.0% and 38.4%, respectively.

      Net earnings decreased by $7.2 million (17.4%) to $34.1 million or $.78 per share from $41.3 million or $.91 per share in 1995. Net earnings as a percentage of revenues was 6.6% in 1996 compared with 8.6% in 1995. The decrease in net earnings was due mainly to the higher operating cost ratio, lower gains on the sale of equipment, higher depreciation, selling and administrative and interest expense.

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

      Depreciation expense increased by $16.3 million (12.5%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflected, in addition to the higher level of business, increased prices paid for recently acquired equipment.
Depreciation as a percentage of revenues was 30.4% in 1995 compared with 28.9% in 1994. The higher percentage in 1995 reflected both higher equipment costs and the effects of competitive conditions which limited price increases.

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

Liquidity and Capital Resources
      The Company's primary operation is the full-service leasing and rental of tractors, trucks and trailers which requires substantial amounts of capital and constant access to financing sources. At September 30, 1996, equipment on operating leases of $784.3 million represented 69.7% of the Company's assets. Funds for the acquisition of this equipment are provided principally by the cash flows from operations, the proceeds from the sale of used equipment and borrowings under the Company's revolving credit facility. Cash flows from operations were $202.4 million in 1996, a 2.0% increase from $198.5 million in 1995. Because existing leases provide the primary source of funds from operations, the Company expects a similar amount of funds to be generated in 1997.

      Equipment financing obligations increased to $640.9 million at September 30, 1996 from $573.6 million a year earlier. Borrowings from external sources included equipment term loans furnished by commercial banks and the sale of Collateral Trust Debentures.

      The Company's principal subsidiary, Rollins Leasing Corp., has a $100.0 million revolving credit facility of which $90.0 million was available at September 30, 1996. This facility is used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing. On March 15, 1996, the Company closed on a private placement of $75.0 million of 6.89% Series P Collateral Trust Debentures due March 15, 2004 and on August 7, 1996, the Company sold $60.0 million of 6.875% Series Q Collateral Trust Debentures due August 1, 2001.

      At September 30, 1996, the Company could sell an additional $30.0 million of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

      At September 30, 1996, the debt to equity ratio of the Company was 2.3 to 1.0 compared with 2.1 to 1.0 in 1995.

      Capital expenditures were $297.3 million in 1996 compared with $319.0 million in 1995. At September 30, 1996, the Company's commitment for the purchase of revenue equipment was $104.6 million. Based on the current level of business and including commitments already made at September 30, 1996, the Company anticipates spending approximately $275.0 million for equipment and facilities in 1997.

      During 1996, the Company purchased for cash and retired 1,746,000 shares of its $1 par value common stock for $18.2 million. At September 30, 1996, the Company was authorized to purchase 344,000 additional shares of its stock. One October 7, 1996, the Board of Directors authorized the purchase of up to an additional 2,000,000 shares of the Company's common stock.

Impact of Recent Accounting Pronouncements
      During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121) and SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which are both effective in fiscal 1997. The Company has determined that SFAS 121 will not have a material effect on its financial statements. The Company has also decided to adopt only the disclosure provisions of SFAS 123 when required in fiscal 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
      The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are shown on the Index to the Consolidated Financial Statements and Schedules on page 11.

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE.
      NONE.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 30, 1997.

   Executive Officers of the Registrant. As of October 31, 1996, the Executive Officers of the registrant were:

    Name                           Position          Age    Term of Office

Patrick J. Bagley     Vice President-Finance and     49     7/87 to date
                      Treasurer                             1/87 to date

David F. Burr         Chairman and Chief Executive          61 10/92 to date
                      Officer, Rollins Leasing Corp.

Michael B. Kinnard    Vice President-General Counsel 39     10/94 to date
                      and Secretary                         10/94 to date

John W. Rollins       Chairman of the Board and      80     1954 to date
                      Chief Executive Officer               10/74 to date

John W. Rollins, Jr.  President and Chief Operating         54 9/75 to date
                      Officer and Director

Henry B. Tippie       Chairman of the Executive      69     3/74 to date
                      Committee and Vice Chairman
                      of the Board

   The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.  EXECUTIVE COMPENSATION.
      The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
      The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      During the year ended September 30, 1996, the following officers and/or directors of the Company were also officers and/or directors of Rollins Environmental Services, Inc.; Patrick J. Bagley, Michael B. Kinnard, William
B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 6.1% and 11.5% of the outstanding shares of Common Stock of Rollins Environmental Services, Inc. and Matlack Systems, Inc., respectively at October 31, 1996. The description of transactions between the Company and Rollins Environmental Services, Inc. and between the Company and Matlack Systems, Inc. appears under the caption "Transactions with Related Parties" on page 23 of this 1996 Annual Report on Form 10-K.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)   Financial Statements, Financial Statement Schedules and Exhibits.

     (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules on page 11.

     (2) Financial Statements Schedules - See accompanying Index to Consolidated Financial Statements and Schedules on page 11.

     (3)    Exhibits:
      (3)   (a)   Restated Certificate of Incorporation of Rollins Truck
                  Leasing Corp. as last amended on January 25, 1990 as filed with the Company's annual report on Form 10-K for the fiscal year ended September 30, 1992 is incorporated herein by reference.

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

      (4)   (c)   Eighth Supplemental Collateral Trust Indenture dated May
                  15, 1990 to the Collateral Trust Indenture dated March 21,
                  1983 as supplemented and amended by a Third Supplemental
                  Indenture thereto dated as of February 20, 1986, between Rollins Truck Leasing Corp. and Bank of America Illinois
                  (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 33-67682 on
                  Form S-3 dated August 20, 1993 is incorporated herein by reference.

      (4)   (d)   Ninth Supplemental Collateral Trust Indenture dated
                  December 1, 1991 to the Collateral Trust Indenture dated
                  March 21, 1983 as supplemented and amended by a Third
                  Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15,
                  1990, between Rollins Truck Leasing Corp. and Bank of
                  America Illinois (formerly Continental Bank, N.A.), as
                  Trustee, as filed with the Company's report on Form 8-K dated December 12, 1991, is incorporated herein by reference.

      (4)   (e)   Tenth Supplemental Collateral Trust Indenture dated April
                  28, 1992 to the Collateral Trust Indenture dated March 21,
                  1983 as supplemented and amended by a Third Supplemental
                  Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between
                  Rollins Truck Leasing Corp. and Bank of America Illinois
                  (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated April 28, 1992, is incorporated herein by reference.

      (4)   (f)   Eleventh Supplemental Collateral Trust Indenture dated
                  March 15, 1993 to the Collateral Trust Indenture dated
                  March 21, 1983 as supplemented and amended by a Third
                  Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15,
                  1990, between Rollins Truck Leasing Corp. and Bank of
                  America Illinois (formerly Continental Bank, N.A.), as
                  Trustee, as filed with the Company's report on Form 8-K dated March 30, 1993, is incorporated herein by reference.

      (4)   (g)   Twelfth Supplemental Collateral Trust Indenture dated March
                  15, 1994 to the Collateral Trust Indenture dated March 21,
                  1983 as supplemented and amended by a Third Supplemental
                  Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between
                  Rollins Truck Leasing Corp. and Bank of America Illinois
                  (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's report on Form 8-K dated March 21, 1994, is incorporated herein by reference.

      (4)   (h)   Thirteenth Supplemental Collateral Trust Indenture dated
                  March 15, 1995 to the Collateral Trust Indenture dated
                  March 21, 1983 as supplemented and amended by a Third
                  Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15,
                  1990, between Rollins Truck Leasing Corp. and Bank of
                  America Illinois (formerly Continental Bank, N.A.), as
                  Trustee, as filed with the Company's report on Form 10-Q dated April 26, 1995, is incorporated herein by reference.

      (4)   (i)   Fourteenth Supplemental Collateral Trust Indenture dated
                  May 15, 1995 to the Collateral Trust Indenture dated March
                  21, 1983 as supplemented and amended by a Third
                  Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15,
                  1990, between Rollins Truck Leasing Corp. and Bank of
                  America Illinois (formerly Continental Bank, N.A.), as
                  Trustee, as filed with the Company's report on Form 8-K dated May 16, 1995 is incorporated herein by reference.

      (4)   (j)   Fifteenth Supplemental Collateral Trust Indenture dated
                  March 15, 1996 to the Collateral Trust Indenture dated
                  March 21, 1983 as supplemented and amended by a Third
                  Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15,
                  1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's report on Form 10-Q dated April 24, 1996, is incorporated herein by reference.

      (4)   (k)   Sixteenth Supplemental Collateral Trust Indenture dated
                  August 7, 1996 to the Collateral Trust Indenture dated
                  March 21, 1983 as supplemented and amended by a Third
                  Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15,
                  1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Assocation, as Trustee, as filed with the Company's report on Form 8-K dated August 7, 1996 is incorporated herein by reference.

      (4)   (l)   RLC CORP. (now known as Rollins Truck Leasing Corp.) Rights
                  Agreement dated as of June 14, 1989 as filed as an Exhibit to Registration Statement on Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

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

     (21)     Rollins Truck Leasing Corp. Subsidiaries at September 30, 1996.

     (23) Consent of KPMG Peat Marwick LLP, Independent Auditors, for incorporation by reference in Registration Statement No. 33-67682 filed on Form S-3.

     (27) Rollins Truck Leasing Corp. Financial Data Schedule at September 30, 1996.

(b)  Reports on Form 8-K.

       On August 7, 1996, a report on From 8-K was filed in connection with the sale of $60,000,000 of the Company's 6 7/8% Collateral Trust Debentures, Series Q, due August 1, 2001, which were sold through Merrill, Lynch, Pierce, Fenner & Smith Incorporated, sole underwriter under the terms of an Underwriting Agreement which was filed as an Exhibit to the Form 8-K and pursuant to Registration Statement No. 33-67682 filed with the Securities and Exchange Commission on August 20, 1993 and which was declared effective on September 8, 1993.

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   November 26, 1996                 ROLLINS TRUCK LEASING CORP.
                                                   (Registrant)


                              BY:  /s/ John W. Rollins, Jr.
                                   John W. Rollins, Jr.
                                   President and Chief Operating Officer
                                   and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley      Vice President-Finance and      November   , 1996
Patrick J. Bagley          Treasurer
                           Chief Financial Officer
                           Chief Accounting Officer

/s/ John W. Rollins        Chairman of the Board and       November   , 1996
John W. Rollins            Chief Executive Officer


/s/ Gary W. Rollins        Director                        November   , 1996
Gary W. Rollins


/s/ Henry B. Tippie        Chairman of the Executive       November   , 1996
Henry B. Tippie            Committee and Vice Chairman
                           of the Board

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     (1) Consolidated
                                                                   Page(s)
       Independent Auditors' Report on Financial Statements and
         Financial Statement Schedules                               12

       Consolidated Statement of Earnings for the years ended
         September 30, 1996, 1995 and 1994                           13

       Consolidated Balance Sheet at September 30, 1996 and 1995     14

       Consolidated Statement of Cash Flows for the years ended
         September 30, 1996, 1995 and 1994                           15

       Notes to the Consolidated Financial Statements            16 to 23


    (2)  Financial Statement Schedules

       Rollins Truck Leasing Corp. (Parent)
         Schedule I - Condensed Financial Information

             Balance Sheet at September 30, 1996 and 1995             24

             Statement of Earnings for the years ended
               September 30, 1996, 1995 and 1994                      25

             Statement of Cash Flows for the years ended
               September 30, 1996, 1995 and 1994                      26

             Notes to the Financial Statements                        27

       Rollins Truck Leasing Corp. and Subsidiaries Consolidated

         Schedule II - Valuation and Qualifying Accounts for
                        the years ended September 30, 1996,
                        1995 and 1994                                 28

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                                  KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
October 22, 1996

CONSOLIDATED STATEMENT OF EARNINGS

                                        Year Ended September 30,
                                  1996           1995           1994
Revenues                      $513,779,000   $482,612,000   $450,903,000
Expenses:
  Operating                    211,919,000    194,073,000    183,222,000
  Depreciation                 158,407,000    146,777,000    130,512,000
  Gain on sale of property
    and equipment               (7,950,000)   (12,657,000)    (8,530,000)
  Selling and administrative    47,995,000     43,146,000     42,473,000
                               410,371,000    371,339,000    347,677,000

Operating earnings             103,408,000    111,273,000    103,226,000
Interest income                     -             272,000        593,000
Interest expense               (47,481,000)   (44,453,000)   (37,429,000)
Earnings before income taxes    55,927,000     67,092,000     66,390,000
Income taxes                    21,811,000     25,756,000     26,562,000

Net earnings                  $ 34,116,000   $ 41,336,000   $ 39,828,000

Earnings per share            $        .78   $        .91   $        .86

Average common shares and
  equivalents outstanding       43,730,000     45,365,000     46,310,000


























The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                                  September 30,
                                              1996              1995
                          ASSETS
Current assets
  Cash                                  $   31,207,000    $   22,708,000
  Accounts receivable, net of allowance
     for doubtful accounts:
     1996-$1,928,000; 1995-$1,635,000       62,389,000        56,946,000
  Inventories                                9,124,000         8,612,000
  Prepaid expenses                          14,195,000        14,366,000
  Refundable income taxes                      897,000         1,667,000
  Deferred income taxes                      5,960,000         6,241,000
     Total current assets                  123,772,000       110,540,000
Equipment on operating leases, net         784,346,000       727,893,000
Other property and equipment, net          198,681,000       171,343,000
Excess of cost over net assets of
  businesses acquired                       12,497,000        11,677,000
Other assets                                 5,916,000         5,576,000
     Total assets                       $1,125,212,000    $1,027,029,000

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment financing obligations)
  Accounts payable                      $    8,759,000    $    8,115,000
  Accrued liabilities                       44,733,000        43,167,000
  Current maturities of long-term debt         124,000           150,000
     Total current liabilities              53,616,000        51,432,000
Equipment financing obligations including
  maturities due within one year:
  1996-$75,047,000; 1995-$21,469,000       640,854,000       573,554,000
Long-term debt                                 508,000           632,000
Other liabilities                           11,375,000        10,028,000
Deferred income taxes                      134,811,000       115,830,000

Commitments and contingent liabilities (see Notes to the Consolidated Financial Statements)

Shareholders' equity:
  Common stock, $1 par value,
     outstanding: 1996-43,383,935 shares;
     1995-44,954,679 shares                 43,384,000        44,955,000
  Additional paid-in capital                     -            11,453,000
  Retained earnings                        240,664,000       219,145,000
     Total shareholders' equity            284,048,000       275,553,000
     Total liabilities and
     shareholders' equity               $1,125,212,000    $1,027,029,000




The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                         Year Ended September 30,
                                        1996         1995         1994
Cash flows from operating activities:
  Net earnings                      $ 34,116,000 $ 41,336,000 $ 39,828,000
  Adjustments to reconcile earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization    158,738,000  147,003,000  130,741,000
    Net gain on sale of property and
     equipment                        (7,950,000) (12,657,000)  (8,530,000)
    Changes in assets and liabilities:
     Notes and accounts receivable    (5,443,000)   1,085,000   (3,114,000)
     Accounts payable and accrued
     liabilities                       2,210,000    3,963,000    3,856,000
     Current and deferred income
     taxes                            20,032,000   18,956,000   12,946,000
     Other, net                          666,000   (1,165,000)  (2,072,000)
    Net cash provided by operating
    activities                       202,369,000  198,521,000  173,655,000

Cash flows from investing activities:
  Purchase of property and
  equipment                         (297,339,000)(318,983,000)(297,492,000)
  Proceeds from sales of equipment    63,090,000   70,013,000   58,376,000
  Excess of cost over net assets of
  business acquired                   (1,150,000)      -             -
    Net cash used in investing
    activities                      (235,399,000)(248,970,000)(239,116,000)

Cash flows from financing activities:
  Proceeds of equipment financing
  obligations                        171,406,000  239,128,000  177,126,000
  Repayment of equipment financing
  obligations                       (104,106,000)(163,939,000)(106,068,000)
  Repayment of long-term debt           (150,000)    (146,000)    (203,000)
  Payment of dividends                (7,974,000)  (7,298,000)  (6,092,000)
  Proceeds of stock options
  exercised                              540,000      446,000      780,000
  Common stock acquired and
  retired                            (18,187,000) (10,128,000)       -
  Other                                   -             -          (69,000)
    Net cash provided by financing
    activities                        41,529,000   58,063,000   65,474,000

Net increase in cash                   8,499,000    7,614,000       13,000
Cash beginning of period              22,708,000   15,094,000   15,081,000
Cash end of period                  $ 31,207,000 $ 22,708,000 $ 15,094,000

Supplemental information:
  Interest paid                     $ 47,008,000 $ 42,692,000 $ 36,425,000
  Income taxes paid                 $  1,779,000 $  6,800,000 $ 13,616,000

The Notes to the Consolidated Financial Statements are an integral part of these statements.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Organization and Accounting Policies
    Organization - Rollins Truck Leasing Corp. is engaged primarily in full-service truck leasing and rentals and the provision and management of complete truck transportation and distribution systems. All of the Company's operations currently are conducted within the United States.

    Consolidation - The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances among these subsidiaries have been eliminated.

    Revenue recognition - Lease, rental and other transportation service revenues are recognized over the terms of the respective contracts.

    Earnings per share - Earnings per share are computed assuming the conversion of all potentially dilutive outstanding stock options.

    Inventories - Inventories of transportation equipment parts and supplies are valued at the lower of first-in, first-out cost or market.

    Property and equipment - Property and equipment is carried at cost, net of applicable allowances. Tires placed in service on new equipment are capitalized as part of the original equipment cost. Depreciation is provided on a straight-line basis. Depreciable lives for equipment on operating leases and other property and equipment range from 3 to 12 years and 3 to 45 years, respectively. The cost and related accumulated depreciation of property and equipment sold or retired are eliminated from the property accounts and the resulting gain or loss is reflected in the Consolidated Statement of Earnings. Repairs and maintenance are expensed as incurred. Replacement tires are expensed when placed in service. Major additions and improvements are capitalized and written off over the remaining depreciable lives of the assets.

    Goodwill - The excess of cost over net assets of businesses acquired prior to October 30, 1970 amounting to $4,588,000 is not being amortized since its value, in management's opinion, has not diminished. The excess of cost over net assets of businesses acquired subsequently is being amortized on a straight-line basis over 40 years.

    Leasing operations - Leasing operations consist of the long-term leasing and short-term rental of transportation equipment. All leases are classified as operating leases and expire on various dates during the next 13 years.

    Claims and insurance reserves - The Company retains a specific portion of insurable risks with regard to public liability and workers' compensation claims. Retention levels are currently $500,000. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing historical trends, the Company's experience, claim severity and other factors. Claims estimated to be paid within one year have been classified in accrued liabilities with the remainder included with other liabilities.

    Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair values of financial instruments - The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1996.

Equipment on Operating Leases
    The Company's investment in equipment on operating leases is as follows:

                                                   September 30,
                                               1996              1995
Transportation equipment                 $1,160,364,000    $1,058,643,000
Less accumulated depreciation              (376,018,000)     (330,750,000)
                                         $  784,346,000    $  727,893,000

    The net gain on disposition of property and equipment, was $7,950,000 in 1996, $12,657,000 in 1995 and $8,530,000 in 1994.

    Commitments for the purchase of transportation equipment amounted to $104,623,000 at September 30, 1996.

    At September 30, 1996, minimum future revenues from non-cancelable leases are as follows:

Year Ending September 30,
1997                                     $219,476,000
1998                                      189,116,000
1999                                      149,436,000
2000                                      106,931,000
2001                                       68,432,000
Later years                                59,054,000
Total future minimum lease revenues      $792,445,000

    Revenues include contingent rentals, which represent all commercial rental revenues and the mileage charges on full-service leases, of $184,799,000 in 1996, $183,399,000 in 1995 and $169,755,000 in 1994.

Other Property and Equipment
    The Company's other property and equipment accounts are as follows:

                                                   September 30,
                                             1996             1995
Land                                     $ 48,749,000      $ 40,117,000
Transportation service facilities         181,362,000       154,943,000
Other operating assets                     36,500,000        34,580,000
Less accumulated depreciation             (67,930,000)      (58,297,000)
                                         $198,681,000      $171,343,000


Accrued Liabilities
  Accrued liabilities are as follows:
                                                    September 30,
                                             1996             1995
Employee compensation                    $ 9,534,000       $ 7,491,000
Interest                                   8,050,000         7,541,000
Taxes other than income                   11,057,000        10,195,000
Insurance reserves                         6,063,000         6,113,000
Environmental                              1,868,000         2,817,000
Unbilled services and supplies             5,647,000         7,802,000
Other                                      2,514,000         1,208,000
                                         $44,733,000       $43,167,000

Indebtedness
  Equipment financing obligations are as follows:
                                         September 30,
                                             1996              1995
  Revolving Credit Agreement             $ 10,000,000      $ 14,000,000
  Collateral Trust Debentures:
    Series H,    10.60%, due 1999             -              75,000,000
    Series I,    10.35%, due 2000          50,000,000        50,000,000
    Series J,     8 5/8 %, due 1998          30,000,000        30,000,000
    Series K,     7 3/4 %, due 1997          50,000,000        50,000,000
    Series L,     7   %, due 2003          70,000,000        70,000,000
    Series M,     7   %, due 2001          60,000,000        60,000,000
    Series N,     8.27%, due 2002         100,000,000       100,000,000
    Series O,     7.25%, due 2005          50,000,000        50,000,000
    Series P,     6.89%, due 2004          75,000,000           -
    Series Q,     6.87%, due 2001          60,000,000           -
  Other equipment financing obligations    85,854,000        74,554,000
                                         $640,854,000      $573,554,000

    Two banks provide an unsecured $100,000,000 line under a Revolving Credit Agreement ("the Revolver"). At the option of the banks, the Revolver and the Collateral Trust Debentures may be secured by certain leasing equipment. Termination of the Revolver would result in repayment of the outstanding balance over 60 months in equal installments; otherwise, no repayments are required unless the financing value of the eligible equipment available as security falls below the outstanding loan balance. At September 30, 1996, interest rates on borrowings under the Revolver averaged 6.0%. The Revolver provides for the maintenance of specified financial ratios and restricts payments to the Company by a consolidated subsidiary. Net assets of all subsidiaries not restricted under the Revolver totaled $189,865,000 at September 30, 1996. Other equipment financing obligations due within one year totaled $25,047,000 at September 30, 1996 with the balance payable through 2005. Interest rates on these obligations averaged 6.3% at September 30, 1996. The other equipment financing obligations are collateralized by certain leasing equipment. The Collateral Trust Debentures are secured by notes from a subsidiary.

    Equipment financing obligations due within one year are not classified as current liabilities as the Company intends and has the ability to refinance them on a long-term basis through available credit facilities.

    Based on published bid prices, at September 30, 1996, the estimated fair value of the Company's Collateral Trust Debentures was $550,088,000 compared to the recorded book amount of $545,000,000. The fair value of the remaining $95,854,000 of equipment indebtedness approximates its recorded amount.

    Long-term debt consists of real estate and other obligations payable in installments over various periods to 2001, at interest rates ranging from 8.8% to 9.0%. Land and buildings with a carrying value of $1,535,000 are pledged as collateral.

    The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 1997-$75,171,000; 1998-$21,488,000; 1999-
$45,043,000; 2000-$58,301,000 and 2001-$124,168,000.

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

    The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                 September 30,
                                             1996              1995
Actuarial present value of
  accumulated benefit obligation:
    Vested                               $31,114,000       $27,081,000
    Non-vested                             1,279,000         1,267,000
                                         $32,393,000       $28,348,000
Projected benefit obligation             $38,227,000       $33,734,000
Plan assets at market value               39,167,000        35,230,000
Plan assets in excess of projected
   benefit obligation                       (940,000)       (1,496,000)
Unrecognized gain                          6,352,000         6,929,000
Unrecognized prior service costs            (717,000)         (775,000)
Unrecognized overfunding at adoption         281,000           351,000
Accrued pension liability                $ 4,976,000       $ 5,029,000

    At September 30, 1996, the assets of the pension plans were invested 76% in equity securities, 22% in fixed income securities and the balance in other short-term interest bearing accounts.

    The discount rate and the rate of assumed compensation increase for all three years were 8.0% and 5.0%, respectively. The expected long-term rate of return on assets was 9.0% for 1996 and 1995 and 9.5% for 1994.




    The components of net periodic pension cost are as follows:

                                             Year Ended September 30,
                                        1996          1995         1994
Service cost                        $2,555,000    $2,175,000   $2,283,000
Interest cost                        2,727,000     2,371,000    2,152,000
Return on plan assets               (3,659,000)   (7,420,000)    (947,000)
Net amortization and deferral          244,000     4,907,000   (1,580,000)
Net periodic pension cost           $1,867,000    $2,033,000   $1,908,000

    Effective October 1, 1994, the Company established a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

    The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $85,000 in 1996, $131,000 in 1995 and $172,000 in 1994. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Shareholders' Equity
    Changes in the components of shareholders' equity are as follows:

                                  $1 Par Value   Additional
                                      Common      Paid-in      Retained
                                      Stock       Capital      Earnings
Balance at September 30, 1993       $30,363,000 $35,016,000  $151,371,000
Net earnings                                                   39,828,000
Dividends on common stock, $.13 per share                      (6,092,000)
Three-for-two common stock split     15,252,000 (15,321,000)
Exercise of stock options               156,000     624,000
Balance at September 30, 1994        45,771,000  20,319,000   185,107,000
Net earnings                                                   41,336,000
Dividends on common stock, $.16 per share                      (7,298,000)
Common stock acquired and retired      (963,000) (9,165,000)
Exercise of stock options               147,000     299,000
Balance at September 30, 1995        44,955,000  11,453,000   219,145,000
Net earnings                                                   34,116,000
Dividends on common stock, $.18 per share                      (7,974,000)
Common stock acquired and retired    (1,746,000)(11,818,000)   (4,623,000)
Exercise of stock options               175,000     365,000
Balance at September 30, 1996       $43,384,000 $      -     $240,664,000

    The Company is authorized to issue 100,000,000 shares of its $1 Par Value Common Stock and 1,000,000 shares of Preferred Stock. The preferred shares are without par value, with terms and conditions of each issue as determined by the Board of Directors.

    Each share of common stock includes one common stock purchase right ("Right") which is non-exercisable until certain defined events occur, including tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount. The Right expires on June 30, 1999 unless earlier redeemed by the Company at a price of $.0045 per Right.

    The terms of a credit agreement restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments. At September 30, 1996, $187,050,000 of retained earnings was available for the payment of cash dividends.

Stock Option Plans
    Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant. Option activity is as follows:

                                      Year Ended September 30,
                                   1996            1995           1994
Number of options:
  Outstanding at beginning
  of year                        1,326,773       1,121,499      1,368,005
  Granted                          481,800         359,500          7,515
  Exercised                       (175,256)       (146,501)      (226,321)
  Expired or canceled              (50,571)         (7,725)       (27,700)
  Outstanding at September 30    1,582,746       1,326,773      1,121,499
At September 30:
  Options available for grant      518,385         954,014      1,305,789
  Options exercisable              623,521         539,662        470,500


Per share prices:
  Options granted         $9.50 to $10.50  $11.00 to $11.50  $12.08
  Options exercised       $2.39 to $ 7.56  $ 2.39 to $ 7.56  $ 2.39 to $7.56
  Options outstanding     $2.83 to $12.08  $ 2.39 to $12.08  $ 2.39 to $12.08

Lease Commitments
    The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next 18 years. Some of the leases are renewable at the Company's option. Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1996 are as follows:

Year Ending September 30,
1997                                 $ 3,394,000
1998                                   2,899,000
1999                                   2,351,000
2000                                   1,899,000
2001                                   1,523,000
Later years                            4,596,000
Total minimum payments required      $16,662,000

  Total rental expense for all operating leases except those with terms of a month or less was $7,604,000 in 1996, $7,560,000 in 1995 and $7,695,000 in
1994.

Income Taxes
  The tax provisions for the three years ended September 30, 1996 are comprised as follows:

                                              Year Ended September 30,
                                    1996          1995         1994
Current:
  Federal                       $ 2,514,000   $ 6,584,000  $ 8,692,000
  State                              15,000     1,128,000    2,796,000
Deferred:
  Federal                        16,413,000    16,256,000   13,516,000
  State                           2,869,000     1,788,000    1,558,000
  Total income taxes            $21,811,000   $25,756,000  $26,562,000

    A reconciliation of the tax provisions for the three years ended September 30, 1996 with amounts calculated by applying the statutory federal tax rate to earnings before income taxes for those years is as follows:

                                          Year Ended September 30,
                                    1996          1995         1994
Federal tax                     $19,574,000   $23,482,000  $23,236,000
State taxes, net of federal
  benefit                         1,875,000     1,896,000    2,830,000
Other                               362,000       378,000      496,000
Total income taxes              $21,811,000   $25,756,000  $26,562,000

    The tax effect of temporary differences and the tax credit carryforwards which comprise the current and non-current deferred tax amounts shown on the balance sheet are as follows:
                                                  September 30
                                              1996             1995
Depreciation                              $148,599,000     $124,775,000
Expenses deductible when paid               (9,077,000)      (9,198,000)
Alternative minimum tax credit
  carryforward                             (11,335,000)      (6,924,000)
Other                                          664,000          936,000
Deferred income taxes, net                $128,851,000     $109,589,000

    At September 30, 1996, the Company had alternative minimum tax credit carryforwards of $11,335,000 which have no expiration date. The Company has no tax credit carryforwards for financial reporting purposes since all such credits have been considered in the determination of deferred tax amounts.

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

    The Company sold materials (principally vehicle fuel) and services (including data processing services) and rented transportation equipment and office space to Rollins Environmental Services, Inc. The aggregate charges for these materials and services, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings, were $4,769,000 in 1996, $6,617,000 in 1995 and $6,551,000 in 1994.

    The Company provided administrative services and rented office space to Matlack, Inc. for aggregate charges of $3,542,000 in 1996, $3,286,000 in 1995 and $2,949,000 in 1994, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings. Interest charges to Matlack, Inc., which have been offset against interest expense, were $272,000 in 1995 and $593,000 in 1994.

    An officer of the Company is the trustee of an employee benefits trust which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $10,892,000 in 1996, $9,099,000 in 1995 and $8,166,000 in 1994.

    In the opinion of management of the Company, the foregoing transactions were effected at rates which approximate those which the Company would have realized or incurred had such transactions been effected with independent third parties.

Quarterly Results (Unaudited)
                   December      March         June          September
    1996           31            31            30            30
Revenues           $125,021,000  $122,192,000  $130,723,000  $135,843,000
Gross profit       $ 37,293,000  $ 33,232,000  $ 39,347,000  $ 41,531,000
Earnings before
  income taxes     $ 13,586,000  $  8,833,000  $ 15,903,000  $ 17,605,000
Net earnings       $  8,356,000  $  5,432,000  $  9,742,000  $ 10,586,000
Earnings per share $        .19  $        .12  $        .22  $        .25

           1995
Revenues           $119,079,000  $116,671,000  $122,726,000  $124,136,000
Gross profit       $ 39,807,000  $ 36,924,000  $ 40,037,000  $ 37,651,000
Earnings before
  income taxes     $ 19,060,000  $ 15,356,000  $ 17,810,000  $ 14,866,000
Net earnings       $ 11,509,000  $  9,273,000  $ 11,233,000  $  9,321,000
Earnings per share $        .25  $        .20  $        .25  $        .21

               SCHEDULE I - Condensed Financial Information

                        ROLLINS TRUCK LEASING CORP.
                               BALANCE SHEET
                              ($000 Omitted)
                 Assets                                 September 30,
                                                     1996        1995
Current assets (excluding notes receivable
from subsidiaries)
  Cash                                             $  1,255    $    860
  Accounts receivable                                    14          59
  Accounts receivable from subsidiaries*                  4          14
  Other current assets                                  141         146
    Total current assets                              1,414       1,079
Notes receivable from subsidiary*                   545,000     485,000
Investments in subsidiaries, at equity*             282,202     262,291
Advances to subsidiaries*                            15,832      16,830
Property and equipment, at cost, net of
  accumulated depreciation                            1,100         908
Other assets                                             96         195
    Total assets                                   $845,644    $766,303

      Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable to subsidiaries*                $      5    $     29
  Accounts payable to others                            437         163
  Accrued liabilities                                   494         488
  Income taxes payable                                1,785       1,500
    Total current liabilities                         2,721       2,180
Bank Master Note Obligation                           3,000         -
Collateral Trust Debentures
   10.60 %  Series H, due 1999                          -        75,000
   10.35 %  Series I, due 2000                       50,000      50,000
    8 5/8%  Series J, due 1998                       30,000      30,000
    7 3/4%  Series K, due 1997                       50,000      50,000
    7    %  Series L, due 2003                       70,000      70,000
    7    %  Series M, due 2001                       60,000      60,000
    8.27 %  Series N, due 2002                      100,000     100,000
    7.25 %  Series O, due 2005                       50,000      50,000
    6.89 %  Series P, due 2004                       75,000        -
    6 7/8%  Series Q, due 2001                       60,000        -
Advances from subsidiaries*                          10,320       3,160
Other liabilities                                       215        -
Deferred federal income taxes                           340         410
Commitments and contingent liabilities
  (see Notes to the Financial Statements)

Shareholders' equity
  Common shares $1 Par Value, 100,000,000 shares
    authorized; issued and outstanding:
    1996: 43,383,935; 1995: 44,954,679               43,384      44,955
  Additional paid-in capital                            -        11,453
  Retained earnings                                 240,664     219,145
    Total shareholders' equity                      284,048     275,553
    Total liabilities and shareholders' equity     $845,644    $766,303
* Eliminated in consolidation.

    The Notes to the Financial Statements are an integral part of these statements.
               SCHEDULE I - Condensed Financial Information
                                (continued)

                        ROLLINS TRUCK LEASING CORP.
                           STATEMENT OF EARNINGS
                              ($000 Omitted)


                                              Year Ended September 30,
                                              1996      1995      1994

Revenues:
  Dividends from subsidiaries               $12,300   $12,501   $ 1,800
  Other income                                6,322     5,301     4,502
                                             18,622    17,802     6,302

Expenses:
  Administrative                              2,930     3,365     3,418
  Depreciation and amortization                 254       220       193
  Loss on sale of property and equipment       -            9        11
                                              3,184     3,594     3,622

Earnings before interest and income taxes    15,438    14,208     2,680

Interest income                              40,085    36,995    31,700
Interest expense                            (40,307)  (36,995)  (31,700)

Earnings before income taxes                 15,216    14,208     2,680

Income taxes                                  1,089       980       825

Net earnings of Rollins Truck Leasing Corp.  14,127    13,228     1,855

Equity in undistributed net earnings
  of subsidiaries                            19,989    28,108    37,973

Net earnings                                $34,116   $41,336   $39,828



    The Notes to the Financial Statements are an integral part of these statements.
               SCHEDULE I - Condensed Financial Information
                                (continued)

                        ROLLINS TRUCK LEASING CORP.
                          STATEMENT OF CASH FLOWS
                              ($000 Omitted)
                                              Year Ended September 30,
                                               1996      1995     1994
Cash flows from operating activities:
  Earnings prior to equity in
    subsidiaries' undistributed earnings    $ 14,127  $  13,228 $ 1,855

  Adjustments to reconcile earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization                254        220     193
    Loss on sale of property and equipment       -            9      11
    Changes in assets and liabilities:
      Accounts receivable                         55         70      28
      Accounts payable and accrued liabilities   256        (92)      9
      Current and deferred income taxes          215        767     275
      Other, net                                 318       (235)   (252)
    Net cash provided by operating
    activities                                15,225     13,967   2,119

  Cash flows from investing activities:
    Purchase of equipment                       (367)      (148)   (152)
    Proceeds from sale of equipment              -           12      -
    Net cash used in investing activities       (367)      (136)   (152)

  Cash flows from financing activities:
    Proceeds of equipment financing          144,300    150,000  60,000
    Notes receivable from subsidiaries      (135,000)  (150,000)(56,300)
    Repayment of note by subsidiary           75,000     45,600    -
    Repayment of note by Matlack, Inc.           -        6,000    -
    Repayment of equipment financing         (81,300)   (50,000)   -
    Payment of dividends                      (7,974)    (7,298) (6,092)
    Proceeds of stock options exercised          540        446     780
    Common stock acquired and retired        (18,187)   (10,128)   -
    Subsidiary advances and payments           8,158      1,710    -
    Other                                        -         -        (69)
    Net cash used in financing activities    (14,463)   (13,670) (1,681)

    Net increase in cash                         395        161     286

    Cash beginning of period                     860        699     413
    Cash end of period                      $  1,255  $     860 $   699

Supplemental information:
  Interest paid                             $ 39,377  $  35,291 $31,525
  Income taxes paid                         $  1,655  $   6,710 $10,660

The Notes to the Financial Statements are an integral part of these statements.
               SCHEDULE I - Condensed Financial Information
                                (continued)

                        ROLLINS TRUCK LEASING CORP.
                     Notes to the Financial Statements


Accounting Policies
  The accounting policies of the Registrant and its subsidiaries are set forth on page 16 of this 1996 Annual Report on Form 10-K.

  The Company's principal sources of earnings are dividends and management fees paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $189,865,000 at September 30, 1996. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated carryforward or carryback of net operating losses, investment tax credits, alternative minimum tax credits or similar items utilized currently in the consolidated federal income tax return.

  Interest income on notes receivable from a subsidiary which are pledged to secure the Collateral Trust Debentures (described on page 18 of this 1996 Annual Report on Form 10-K) was $40,085,000, $36,995,000 and $31,700,000 in
1996, 1995 and 1994, respectively.

Commitments and Contingencies
  The Company is obligated to an affiliated company for $283,000 annually ($1,468,000 in the aggregate) of future rentals under a lease to 2001. Rent expense was $345,000 in 1996, $398,000 in 1995 and $391,000 in 1994.

  Commitments of the Company have been collateralized by bank letters of credit issued on behalf of the Company in the amount of $4,950,000.

  The aggregate amounts of maturities for the Collateral Trust Debentures during the next five years are $50,000,000 in 1997, $30,000,000 in 1999,
$50,000,000 in 2000 and $120,000,000 in 2001.

                            ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           ($000 OMITTED)
      COLUMN A            COLUMN B          COLUMN C           COLUMN D    COLUMN E
                                           Additions
                            Balance at  Charged to  Charged                Balance at
Year Ended                  Beginning   Costs and   to Other               End of
September 30,   Description of Period   Expenses    Accounts   Deductions  Period
1996:    Allowance for
         doubtful accounts   $1,635      $2,207      $448(1)      $2,362(2)      $1,928


1995:    Allowance for
         doubtful accounts   $1,770      $1,182      $707(1)      $2,024(2)      $1,635


1994:    Allowance for
         doubtful accounts   $1,620      $1,330      $693(1)      $1,873(2)      $1,770










/table

  (1)  Recoveries.
  (2)  Write-offs.

















                        ROLLINS TRUCK LEASING CORP.

                           Exhibits to Form 10-K

                 For Fiscal Year Ended September 30, 1995


           Index to Exhibits                                    Page Nos.

           Exhibit 21 Rollins Truck Leasing Corp.                  30
                      Subsidiaries at September 30, 1996

           Exhibit 23 Consent of Independent Auditors              31

           Exhibit 27 Rollins Truck Leasing Corp.                  32
                      Financial Data Schedule at
                      September 30, 1996

                                                                 Exhibit 21




                        ROLLINS TRUCK LEASING CORP.
             Subsidiaries of Registrant at September 30, 1996




                                                     JURISDICTION OF
           NAME                                      INCORPORATION

           Rollins Logistics Inc.                       Delaware

           Rollins Leasing Corp.                        Delaware

           Rollins Properties, Inc.                     Delaware

           Transrisk, Limited                           Bermuda

           Concord Administrative Services, Inc.        Delaware

                                                                 Exhibit 23



The Board of Directors
Rollins Truck Leasing Corp.:


       We consent to incorporation by reference in Registration Statement No.
33-67682 filed on Form S-3 by Rollins Truck Leasing Corp. of our report dated
October 22, 1996, relating to the consolidated balance sheets of Rollins
Truck Leasing Corp. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of earnings and cash flows and related schedules for each of the years in the three-year period ended September 30, 1996, which report appears on page 10 of this 1996 Annual Report on Form 10-K of Rollins Truck Leasing Corp.






                                                 KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
November 25, 1996



