Form 10-K/A
period 1996-09-30
ROLLINS TRUCK LEASING CORP
filed 1997-01-22
CIK 84244

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

DATED:   November 26, 1996                 ROLLINS TRUCK LEASING CORP.
                                                   (Registrant)


                              BY:  /s/ John W. Rollins, Jr.
                                   John W. Rollins, Jr.
                                   President and Chief Operating Officer
                                   and Director


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley      Vice President-Finance and      November 26, 1996
Patrick J. Bagley          Treasurer
                           Chief Financial Officer
                           Chief Accounting Officer

/s/ John W. Rollins        Chairman of the Board and       November 26, 1996
John W. Rollins            Chief Executive Officer


/s/ Gary W. Rollins        Director                        November 26, 1996
Gary W. Rollins


/s/ Henry B. Tippie        Chairman of the Executive       November 26, 1996
Henry B. Tippie            Committee and Vice Chairman
                           of the Board

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

