Form 10-Q
period 1996-12-31
ROLLINS TRUCK LEASING CORP
filed 1997-01-24
CIK 84244

Page 1 of 7

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1996

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



                                               Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of December 31, 1996 was 42,463,451.



FORM 10-Q                                                     Page 2 of 7
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                                    Quarter Ended
                                                     December 31,
                                                    1996      1995

Revenues                                          $133,697  $125,021

Expenses:
  Operating                                         54,646    51,201
  Depreciation                                      41,774    38,426
  Gain on sale of property and equipment            (2,429)   (1,899)
  Selling and administrative                        11,498    11,904
                                                   105,489    99,632

Operating earning                                   28,208    25,389

  Interest expense                                  12,104    11,803
Earnings before income taxes                        16,104    13,586

Income taxes                                         6,281     5,230
Net earnings                                      $  9,823  $  8,356

Earnings per share                                $    .23  $    .19

Average common shares and equivalents
   outstanding (000)                                43,110    44,818

Dividends paid per common share                   $    .05  $   .045

FORM 10-Q                                                     Page 3 of 7

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 December 31, September 30,
               ASSETS                               1996        1996
Current assets
 Cash                                            $   10,940  $   31,207
 Accounts receivable, net of allowance for
   doubtful accounts of: December-$1,858;
   September-$1,928                                  68,444      62,389
  Inventories                                         9,618       9,124
  Prepaid expenses                                   17,414      14,195
  Refundable income taxes                              -            897
  Deferred income taxes                               5,960       5,960
     Total current assets                           112,376     123,772

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  December-$394,179; September-$376,018             779,371     784,346
Other property and equipment, at cost,
  net of accumulated depreciation of:
  December-$71,009; September-$67,930               200,899     198,681
Excess of cost over net assets of
  businesses acquired                                12,412      12,497
Other assets                                          5,808       5,916
     Total assets                                $1,110,866  $1,125,212

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $    8,413  $    8,759
  Accrued liabilities                                48,216      44,733
  Income taxes payable                                2,040        -
  Current maturities of long-term debt                  126         124
     Total current liabilities                       58,795      53,616

Equipment financing obligations                     620,308     640,854
Long-term debt                                          475         508
Other liabilities                                    12,358      11,375
Deferred income taxes                               138,241     134,811

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: December-42,463,451;
    September-43,383,935                             42,463      43,384
  Retained earnings                                 238,226     240,664
     Total shareholders' equity                     280,689     284,048
     Total liabilities and shareholders' equity  $1,110,866  $1,125,212

FORM 10-Q                                                     Page 4 of 7
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Quarter Ended
                                                        December 31,
                                                       1996      1995

Cash flows from operating activities:
  Net earnings                                      $  9,823  $  8,356
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                   41,859    38,501
      Net gain on sale of property and equipment      (2,429)   (1,899)
      Changes in assets and liabilities:
         Accounts receivable                          (6,055)   (4,013)
         Accounts payable and accrued liabilities      3,137     1,234
         Current and deferred income taxes             6,367     6,060
         Other, net                                   (2,622)   (4,524)
   Net cash provided by operating activities          50,080    43,715

Cash flows from investing activities:
  Purchase of property and equipment                 (49,391)  (71,211)
  Proceeds from sales of equipment                    12,803    16,635
  Excess of cost over net assets of
     business acquired                                  -       (1,150)
   Net cash used in investing activities             (36,588)  (55,726)

Cash flows from financing activities:
  Proceeds of equipment financing obligations          6,385    19,400
  Repayment of equipment financing obligations       (26,931)  (12,388)
  Repayment of long-term debt                            (31)      (37)
  Payments of dividends                               (2,142)   (2,009)
  Proceeds of stock options exercised                    204       183
  Common stock acquired and retired                  (11,244)   (5,749)
   Net cash used in financing activities             (33,759)     (600)

Net decrease in cash                                 (20,267)  (12,611)

Cash beginning of period                              31,207    22,708
Cash end of period                                  $ 10,940  $ 10,097

Supplemental information:
   Interest paid                                    $  9,057  $  9,259
   Income taxes (recovered)                         $    (86) $   (830)

FORM 10-Q                                                     Page 5 of 7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Quarter Ended December 31, 1996 vs. Quarter Ended December 31, 1995

   Revenues increased by $8,676,000 (6.9%) as full-service lease, guaranteed maintenance, dedicated contract carriage and commercial rental revenues all improved over the same quarter last year. The increase in revenues was principally volume-related as industry competition continued to limit price increases.

   Operating expenses increased by $3,445,000 (6.7%) reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the dedicated contract carriage business in which drivers' wages increased by $2,117,000 and vehicle expenses increased by $1,220,000. Operating expenses as a percentage of revenues were 40.9% and 41.0% in 1996 and 1995, respectively.

   Depreciation expense increased by $3,348,000 (8.7%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflected, in addition to the higher level of business, increased prices paid for recently acquired capital assets.

   Gain on the sale of property and equipment increased by $530,000 (27.9%) principally due to higher average prices.

   Selling and administrative expenses decreased by $406,000 (3.4%) and reflected decreased advertising expense in favor of direct marketing through the Company's sales force which has been expanded over the past several years. As a percent of revenues, selling and administrative expenses decreased to 8.6% in 1996 from 9.5% in 1995.

   Interest expense increased by $301,000 (2.6%) due to the increased level of borrowings when compared with the same fiscal quarter last year. The increase in interest expense associated with the higher borrowing level was offset in part by lower interest rates.

   The effective income tax rates for the first fiscal quarter of 1997 and 1996 were 39.0% and 38.5%, respectively.

   Net earnings increased by $1,467,000 (17.6%) to $9,823,000 or $.23 per share from $8,356,000 or $.19 per share in fiscal 1996. The increased net earnings resulted from the higher revenues which were reduced in part by the incremental costs associated with such revenues.

Liquidity and Capital Resources

   Cash flows from operating activities of $50,082,000 were generated principally from net earnings of $9,823,000 and the noncash depreciation and amortization expenses totaling $41,859,000. Investing activities used $36,588,000 of cash for the purchase of property and equipment net of the cash proceeds received from the sale of equipment. The net cash flow from operating activities less cash used for investing activities of $13,492,000

FORM 10-Q                                                     Page 6 of 7

and available cash balances were used to pay dividends, repurchase 967,900 shares of the Company's $1 par value common stock and to reduce equipment financing obligations by $20,546,000.

   The Company's principal subsidiary, Rollins Leasing Corp. ("Leasing"), has a $100,000,000 revolving credit facility all of which was available at December 31, 1996. This credit facility requires Leasing to maintain specified financial ratios and restricts payments to the Company.

   At December 31, 1996, the Company could sell an additional $30,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

   Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1996. For further details, see pages 4 and 5 of the Company's 1996 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1996.


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



DATE:    January 24, 1997          Rollins Truck Leasing Corp.
                                             (Registrant)




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