Form 10-Q
period 1997-03-31
ROLLINS TRUCK LEASING CORP
filed 1997-04-24
CIK 84244

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1997


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of March 31, 1997 was 42,027,898.





FORM 10-Q                                                     Page 2 of 9
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)



                                  Quarter Ended        Six Months Ended
                                    March 31,              March 31,
                                 1997       1996       1997       1996
Revenues                       $132,376   $122,192   $266,073   $247,213

Expenses:
  Operating                      56,884     52,852    111,530    104,053
  Depreciation                   41,960     38,588     83,734     77,014
  Gain on sale of property
    and equipment                (3,220)    (2,480)    (5,649)    (4,379)
  Selling and administrative     12,373     12,535     23,871     24,439
                                107,997    101,495    213,486    201,127

Operating earnings               24,379     20,697     52,587     46,086

Interest expense                 11,876     11,864     23,980     23,667
Earnings before income taxes     12,503      8,833     28,607     22,419

Income taxes                      4,875      3,401     11,156      8,631
Net earnings                   $  7,628   $  5,432   $ 17,451   $ 13,788

Earnings per share             $    .18   $    .12   $    .41   $    .31

Average common shares
   and equivalents
   outstanding (000)                                   42,850     44,830

Dividends paid per
   common share                $    .05   $   .045   $    .10   $    .09





FORM 10-Q                                                     Page 3 of 7

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 March 31,  September 30,
                    ASSETS                         1997         1996
Current assets
 Cash                                           $   64,100   $   31,207
 Accounts receivable, net of allowance for
   doubtful accounts of: March-$2,026;
   September-$1,928                                 65,555       62,389
  Inventories                                        9,060        9,124
  Prepaid expenses                                  18,516       14,195
  Refundable income taxes                             -             897
  Deferred income taxes                              5,960        5,960
     Total current assets                          163,191      123,772

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  March-$402,232; September-$376,018               806,370      784,346
Other property and equipment, at cost,
  net of accumulated depreciation of:
  March-$70,063; September-$67,930                 201,824      198,681
Excess of cost over net assets of
  businesses acquired                               12,327       12,497
Other assets                                         6,331        5,916
     Total assets                               $1,190,043   $1,125,212

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                              $    8,629   $    8,759
  Accrued liabilities                               45,717       44,733
  Income taxes payable                               2,010         -
  Current maturities of long-term debt                 128          124
     Total current liabilities                      56,484       53,616

Equipment financing obligations                    700,332      640,854
Long-term debt                                         442          508
Other liabilities                                   12,648       11,375
Deferred income taxes                              139,707      134,811

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: March-42,027,898;
    September-43,383,935                            42,028       43,384
  Additional paid-in capital                           121         -
  Retained earnings                                238,281      240,664
     Total shareholders' equity                    280,430      284,048
     Total liabilities and shareholders' equity $1,190,043   $1,125,212



FORM 10-Q                                                     Page 4 of 9
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                    Six Months Ended
                                                         March 31,
                                                    1997         1996

Cash flows from operating activities:

  Net earnings                                    $  17,451    $ 13,788
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                  83,903      77,174
      Net gain on sale of property and equipment     (5,649)     (4,379)
      Changes in assets and liabilities:
         Accounts receivable                         (3,166)      2,617
         Accounts payable and accrued liabilities       854      (1,736)
         Current and deferred income taxes            7,803       6,626
         Other, net                                  (3,399)     (4,507)
    Net cash provided by operating activities        97,797      89,583

Cash flows from investing activities:
  Purchase of property and equipment               (134,671)   (177,140)
  Proceeds from sales of equipment                   31,420      35,472
  Excess of cost over net assets of
      business acquired                                -         (1,150)
    Net cash used in investing activities          (103,251)   (142,818)

Cash flows from financing activities:
  Proceeds of equipment financing obligations        84,536      68,326
  Repayment of equipment financing obligations      (25,059)    (16,460)
  Repayment of long-term debt                           (61)        (75)
  Payment of dividends                               (4,243)     (4,008)
  Proceeds of stock options exercised                   391         265
  Common stock acquired and retired                 (17,217)     (5,895)
    Net cash provided by financing activities        38,347      42,153

Net increase (decrease) in cash                      32,893     (11,082)

Cash beginning of period                             31,207      22,708
Cash end of period                                $  64,100    $ 11,626

Supplemental information:
  Interest paid                                   $  23,114    $ 23,801
  Income taxes paid                               $   3,353    $  2,005











FORM 10-Q                                                     Page 5 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1997 vs. Six Months Ended March 31, 1996
    Revenues increased by $18,860,000 (7.6%) as full-service lease, guaranteed maintenance, dedicated contract carriage, and commercial rental revenues all improved over the same period last year. The increase in revenues was principally volume-related as industry competition continued to limit price increases.

    Operating expenses increased by $7,477,000 (7.2%) reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the dedicated contract carriage business in which drivers' wages increased by $4,176,000 and vehicle expenses increased by $2,178,000. Operating expenses as a percentage of revenues were 41.9% and 42.1% in 1997 and 1996, respectively.

    Depreciation expense increased by $6,720,000 (8.7%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflected, in addition to the higher level of business, increased prices paid for recently acquired capital assets.

    Gain on the sale of property and equipment increased by $1,270,000 (29.0%) principally due to higher average selling prices realized on transportation equipment.

    Selling and administrative expenses decreased by $568,000 (2.3%), and reflected decreased advertising expenses ($498,000) and bad debt expense ($343,000). Advertising expense has decreased in favor of direct marketing through the Company's sales force which has been expanded over the past several years. As a percent of revenues, selling and administrative expenses decreased to 9.0% in 1997 from 9.9% in 1996.

    Interest expense increased by $313,000 (1.3%) due to the increased level of borrowings when compared with the same period last year. The increase in interest expense associated with the higher borrowing level was offset in part by lower interest rates.

    The effective income tax rates for the first six months of 1997 and 1996 were 39.0% and 38.5%, respectively.

    Net earnings increased by $3,663,000 (26.6%) to $17,451,000 or $.41 per share from $13,788,000 or $.31 per share in fiscal 1996. The increased net earnings resulted from higher revenues which were reduced in part by the incremental costs associated with such revenues.

Results of Operations: Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996
    Revenues for the quarter ended March 31, 1997 were $132,376,000 compared with $122,192,000 for the same quarter last year. The increase of $10,184,000 (8.3%) was broad based as full-service lease, guaranteed maintenance, dedicated contract carriage and commercial rental revenues all improved over last year.


FORM 10-Q                                                     Page 6 of 9

    Operating expenses increased by $4,032,000 (7.6%) reflecting the increase in revenues. Drivers' wages and vehicle expenses for dedicated contract carriage for the quarter ended March 31, 1997 increased by $3,017,000 compared with the same quarter last year due to a higher level of new business. Operating expenses as a percentage of revenues improved from 43.3% for the quarter ended March 31, 1996 to 43.0% for the quarter ended March 31, 1997.

    Depreciation expense increased by $3,372,000 (8.7%) due to the increased investment in equipment on operating leases and related transportation service facilities. As a percent of revenues, depreciation expense increased to 31.7% in 1997 from 31.6% in 1996.

    Gain on the sale of property and equipment increased by $740,000 (29.8%) principally due to higher average selling prices realized on transportation equipment.

    Selling and administrative expenses decreased by $162,000 (1.3%). The most significant fluctuation was a decrease in bad debt expense of $259,000 reflecting an improvement compared with the second fiscal quarter last year. As a percent of revenues, selling and administrative expenses decreased to 9.3% in 1997 from 10.2% in 1996.

    Interest expense was essentially flat with last year and reflected the increased level of borrowings offset by lower interest rates.

    The effective income tax rates for the second fiscal quarter of 1997 and 1996 were 39.0% and 38.5%, respectively.

    Net earnings increased by $2,196,000 (40.4%) to $7,628,000 or $.18 per share from $5,432,000 or $.12 per share in fiscal 1996. The increased net earnings resulted from the higher revenues which were reduced in part by the incremental costs associated with such revenues.

Liquidity and Capital Resources
    Cash flows from operating activities of $97,797,000 were generated principally from net earnings of $17,451,000 and the noncash depreciation and amortization expenses totaling $83,903,000. Investing activities used $103,251,000 of cash for the purchase of property and equipment net of the cash proceeds received from the sale of equipment. The net cash flow from operating activities plus $84,536,000 of proceeds from equipment financing obligations were used to pay dividends, repurchase 1,458,100 shares of the Company's $1 par value common stock and to reduce equipment financing obligations by $25,059,000.

    On March 10, 1997, the Company closed on its sale of $75,000,000 of 7.30% Collateral Trust Debentures, Series R, due March 1, 2007. The proceeds from this sale were used to redeem $50,000,000 of outstanding Series K, 7.75% Collateral Trust Debentures on April 15, 1997. In addition, the Company has a current shelf registration under which it can sell an additional $155,000,000 of Collateral Trust Debentures.

    The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility all of which was available at March 31, 1997. This credit facility requires the maintenance of specified financial ratios and restricts payments to the Company.


FORM 10-Q                                                     Page 7 of 9

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

    Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1996. For further details, see the Company's 1996 Annual Report on Form 10-K for the year ended September 30, 1996.


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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on January 30, 1997. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 30, 1997 to elect two Class II Directors to the Board of Directors, John W. Rollins, Jr. and William B. Philipbar, Jr. were elected. At the meeting, 29,743,180 and 29,742,521 affirmative votes were cast for John W. Rollins, Jr. and William B. Philipbar, Jr., respectively. There were no votes cast against the nominees and 659,277 and 659,936 votes were withheld from John W. Rollins, Jr. and William B. Philipbar, Jr., respectively.

FORM 10-Q                                                     Page 8 of 9

Item 5.  Other Information
    The unaudited condensed consolidated statement of earnings for the twelve months ended March 31, 1997 shown below has been included in accordance with provisions of the Securities Act of 1933. This statement has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)

                                                    Twelve Months Ended
                                                      March 31, 1997

     Revenues                                             $532,639

     Expenses:
       Operating                                           219,396
       Depreciation                                        165,127
       Gain on sale of property
         and equipment                                      (9,220)
       Selling and administrative                           47,427
                                                           422,730
     Operating earnings                                    109,909

        Interest expense                                    47,794
     Earnings before income taxes                           62,115

     Income taxes                                           24,336
     Net earnings                                         $ 37,779

     Earnings per share                                   $    .88

     Dividends paid per common share                      $    .19


Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibit 3(ii) - By-Laws.
          By-Laws of Rollins Truck Leasing Corp. as last amended on January 30, 1997.

          Exhibit 4 - Instrument defining rights of security holders. Seventeenth Supplemental Indenture dated as of March 10, 1997 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by the Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's current report on Form 8-K dated March 10, 1997, is incorporated herein by reference.





FORM 10-Q                                                     Page 9 of 9

Item 6. Exhibits and Reports on Form 8-K (Continued)
     (b)  Reports on Form 8-K.
          On March 10, 1997, a report on Form 8-K was filed in connection with the sale of $75,000,000 of the Company's 7.30% Collateral Trust Debentures, Series R, due March 1, 2007, which were sold through Goldman, Sachs & Co., sole underwriter under the terms of an Underwriting Agreement which was filed as an Exhibit to the Form 8-K and pursuant to Registration Statement No. 333-21835 filed with the Securities and Exchange Commission on February 14, 1997 and which was declared effective on February 18, 1997.


                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April 24, 1997                Rollins Truck Leasing Corp.
                                               (Registrant)




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