Form 10-Q
period 1997-06-30
ROLLINS TRUCK LEASING CORP
filed 1997-07-23
CIK 84244

Page 1 of 8

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1997


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of June 30, 1997 was 41,145,927.





FORM 10-Q                                                     Page 2 of 8
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)



                                  Quarter Ended       Nine Months Ended
                                     June 30,              June 30,
                                 1997       1996       1997       1996

Revenues                       $142,095   $130,723   $408,168   $377,936

Expenses:
  Operating                      57,971     53,294    169,501    157,347
  Depreciation                   42,449     40,139    126,183    117,153
  Gain on sale of property
    and equipment                (3,066)    (2,057)    (8,715)    (6,436)
  Selling and administrative     12,799     11,652     36,670     36,091
                                110,153    103,028    323,639    304,155

Operating earnings               31,942     27,695     84,529     73,781

Interest expense                 12,729     11,792     36,709     35,459
Earnings before income taxes     19,213     15,903     47,820     38,322

Income taxes                      7,446      6,161     18,602     14,792
Net earnings                   $ 11,767   $  9,742   $ 29,218   $ 23,530

Earnings per share             $    .28   $    .22   $    .69   $    .53

Average common shares
   and equivalents
   outstanding (000)                                   42,498     44,575

Dividends paid per
   common share                $    .05   $   .045   $    .15   $   .135





FORM 10-Q                                                     Page 3 of 8

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                  June 30,  September 30,
                    ASSETS                         1997         1996
Current assets
 Cash                                           $   23,103   $   31,207
 Accounts receivable, net of allowance for
   doubtful accounts of: June-$2,049;
   September-$1,928                                 67,736       62,389
  Inventories                                        8,634        9,124
  Prepaid expenses                                  15,476       14,195
  Refundable income taxes                             -             897
  Deferred income taxes                              5,960        5,960
     Total current assets                          120,909      123,772

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  June-$407,418; September-$376,018                823,596      784,346
Other property and equipment, at cost,
  net of accumulated depreciation of:
  June-$72,901; September-$67,930                  202,689      198,681
Excess of cost over net assets of
  businesses acquired                               12,242       12,497
Other assets                                         6,252        5,916
     Total assets                               $1,165,688   $1,125,212

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                              $    8,593   $    8,759
  Accrued liabilities                               47,484       44,733
  Income taxes payable                               1,373         -
  Current maturities of long-term debt                 131          124
     Total current liabilities                      57,581       53,616

Equipment financing obligations                    671,625      640,854
Long-term debt                                         409          508
Other liabilities                                   13,257       11,375
Deferred income taxes                              144,245      134,811

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: June-41,145,927;
    September-43,383,935                            41,146       43,384
  Additional paid-in capital                             9         -
  Retained earnings                                237,416      240,664
     Total shareholders' equity                    278,571      284,048
     Total liabilities and shareholders' equity $1,165,688   $1,125,212



FORM 10-Q                                                     Page 4 of 8
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                    Nine Months Ended
                                                         June 30,
                                                    1997         1996

Cash flows from operating activities:

  Net earnings                                    $  29,218    $ 23,530
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                 126,438     117,398
      Net gain on sale of property and equipment     (8,715)     (6,436)
      Changes in assets and liabilities:
         Accounts receivable                         (5,346)     (5,969)
         Accounts payable and accrued liabilities     2,584      (2,284)
         Current and deferred income taxes           11,704      12,524
         Other, net                                     755       1,586
    Net cash provided by operating activities       156,638     140,349

Cash flows from investing activities:
  Purchase of property and equipment               (215,643)   (243,285)
  Proceeds from sales of equipment                   54,917      58,874
  Excess of cost over net assets of
      business acquired                                -         (1,150)
    Net cash used in investing activities          (160,726)   (185,561)

Cash flows from financing activities:
  Proceeds of equipment financing obligations       120,553      84,596
  Repayment of equipment financing obligations      (89,783)    (28,655)
  Repayment of long-term debt                           (91)       (112)
  Payment of dividends                               (6,301)     (6,003)
  Proceeds of stock options exercised                   498         418
  Common stock acquired and retired                 (28,892)     (8,796)
    Net cash provided by financing activities        (4,016)     41,448

Net (decrease) in cash                               (8,104)     (3,764)

Cash beginning of period                             31,207      22,708
Cash end of period                                $  23,103    $ 18,944

Supplemental information:
  Interest paid                                   $  31,667    $ 33,792
  Income taxes paid                               $   6,898    $  2,268











FORM 10-Q                                                     Page 5 of 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1997 vs. Nine Months Ended June 30, 1996
    Revenues increased by $30,232,000 (8.0%) as full-service lease, guaranteed maintenance, dedicated contract carriage, and commercial rental revenues all improved over the same period last year. The increase in revenues was principally volume-related as industry competition continued to limit price increases.

    Operating expenses increased by $12,154,000 (7.7%) reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the dedicated contract carriage business in which drivers' wages increased by $6,767,000 and vehicle expenses increased by $3,797,000. Operating expenses as a percentage of revenues were 41.5% and 41.6% in 1997 and 1996, respectively.

    Depreciation expense increased by $9,030,000 (7.7%) due to the increased investment in equipment on operating leases and related transportation service facilities. The higher levels of investment in property and equipment reflected, in addition to the higher level of business, increased prices paid for recently acquired capital assets.

    Gain on the sale of property and equipment increased by $2,279,000 (35.4%) principally due to higher average selling prices realized on transportation equipment.

    Selling and administrative expenses increased by $579,000 (1.6%), and reflected decreased advertising expenses ($476,000) and bad debt expense ($444,000). Advertising expense decreased in favor of direct marketing through the Company's sales force which has been expanded over the past several years. As a percent of revenues, selling and administrative expenses decreased to 9.0% in 1997 from 9.5% in 1996.

    Interest expense increased by $1,250,000 (3.5%) due to the increased level of borrowings when compared with the same period last year.

    The effective income tax rates for the first nine months of 1997 and 1996 were 38.9% and 38.6%, respectively.

    Net earnings increased by $5,688,000 (24.2%) to $29,218,000 or $.69 per share from $23,530,000 or $.53 per share in fiscal 1996. The increased net earnings resulted from higher revenues which were reduced in part by the incremental costs associated with such revenues.

Results of Operations:  Quarter Ended June 30, 1997 vs. Quarter Ended June
30, 1996
    Revenues for the quarter ended June 30, 1997 were $142,095,000 compared with $130,723,000 for the same quarter last year. The increase of $11,372,000 (8.7%) was broad-based as full-service lease, guaranteed maintenance, dedicated contract carriage and commercial rental revenues all improved over last year.



FORM 10-Q                                                     Page 6 of 8

    Operating expenses increased by $4,677,000 (8.8%) reflecting the increase in revenues. Drivers' wages and vehicle expenses for dedicated contract carriage for the quarter ended June 30, 1997 increased by $4,212,000 compared with the same quarter last year due to a higher level of business. Operating expenses as a percentage of revenues were 40.8% for the quarters ended June 30, 1997 and June 30, 1996.

    Depreciation expense increased by $2,310,000 (5.8%) due to the increased investment in equipment on operating leases and related transportation service facilities. As a percent of revenues, depreciation expense decreased to 29.9% in 1997 from 30.7% in 1996.

    Gain on the sale of property and equipment increased by $1,009,000 (49.1%) principally due to higher average selling prices realized on transportation equipment and an increase in the number of units sold.

    Selling and administrative expenses increased by $1,147,000 (9.8%) reflecting the increased level of business. As a percent of revenues, selling and administrative expenses increased to 9.0% in 1997 from 8.9% in 1996.

    Interest expense increased by $937,000 (7.9%) due to the increased level of borrowings compared with the same period last year.

    The effective income tax rates for the third fiscal quarter of 1997 and 1996 were 38.8% and 38.7%, respectively.

    Net earnings increased by $2,025,000 (20.8%) to $11,767,000 or $.28 per share from $9,742,000 or $.22 per share in fiscal 1996. The increased net earnings resulted from the higher revenues which were reduced in part by the incremental costs associated with such revenues.

Liquidity and Capital Resources
    Cash flows from operating activities of $156,638,000 were generated principally from net earnings of $29,218,000 and the noncash depreciation and amortization expenses totaling $126,438,000. Investing activities used $160,726,000 of cash for the purchase of property and equipment net of the cash proceeds received from the sale of equipment. The net cash flow from operating activities plus $120,553,000 of proceeds from equipment financing obligations were used to pay dividends, repurchase 2,358,800 shares of the Company's $1 par value common stock and to reduce equipment financing obligations by $89,783,000.

    On April 15, 1997, the Company redeemed $50,000,000 of outstanding Series K, 7.75% Collateral Trust Debentures. The Company has a current shelf registration under which it can sell an additional $155,000,000 of Collateral Trust Debentures.

    The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility all of which was available at June 30, 1997. This credit facility requires the maintenance of specified financial ratios and restricts payments to the Company.




FORM 10-Q                                                     Page 7 of 8

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

FORM 10-Q                                                     Page 8 of 8

Item 5.  Other Information
    None.

Item 6.  Exhibits and Reports on Form 8-K
    None.


                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    July 23, 1997                 Rollins Truck Leasing Corp.
                                               (Registrant)




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