Form 10-K
period 1997-09-30
ROLLINS TRUCK LEASING CORP
filed 1997-12-02
CIK 84244

______________________________________________________________________

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
______________________________________________________________________

                              FORM 10-K
(Mark One)

/ X /     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended        September 30, 1997

                                 OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ___________ to _____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  /   /

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $559,276,000 as of October 31, 1997.

     The number of shares of registrant's common stock outstanding as of October 31, 1997 was 40,972,395.

     The following documents are incorporated by reference:
                                   Part of this form into which
              Document                     incorporated

Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 29, 1998                          III

                               PART I


ITEM I.     BUSINESS.

    The Registrant, Rollins Truck Leasing Corp., together with its subsidiaries, is referred to as the "Company" unless the context clearly indicates otherwise.

(a) General Development of Business

    There have been no significant changes in the business of the Company since September 30, 1996.

(b) Financial Information about Industry Segments

    The Company operates principally in one industry segment and through its principal subsidiaries, Rollins Leasing Corp. ("Rollins") and Rollins Logistics Inc., is engaged primarily in full-service truck leasing and rentals and the provision and management of complete truck transportation and distribution systems. All of the Company's operations currently are conducted within the United States. The financial information concerning this business is included in this 1997 Annual Report on Form 10-K.

(c) Narrative Description of Business

    Full-service leasing accounts for the major portion of Rollins' revenues. Under these leases, Rollins purchases vehicles and components that are custom-engineered to the customer's requirements. This equipment is then leased to the customer for periods usually ranging from three to eight years. Rollins provides fuel, oil, tires, washing and regularly scheduled maintenance and repairs at its facilities. In addition, Rollins arranges for licenses and insurance, pays highway and use taxes and supplies a 24-hour-a-day emergency road service to its customers.

    Another service that the Company provides its customers through Rollins Logistics Inc. and its subsidiaries is Dedicated Carriage Services ("DCS") and Logistics Services. DCS analyzes the customer's specific distribution needs and then designs and operates a customized transportation service, which can include any of the services mentioned previously plus management, drivers and other operating personnel. Logistics Services addresses the needs of companies that desire to outsource their distribution and warehousing functions to a third party provider. These functions can range from selection and negotiation of core carrier contracts to selection of the most cost effective carrier for specific traffic lane movements.

    The commercial rental fleet, which at September 30, 1997 consisted of more than 8,000 units with payload capacities ranging from 4,000 to 45,000 pounds, offers tractors, trucks and a limited number of trailers to customers for short periods of time ranging from one day to several months. The Company's commercial rental fleet also provides additional vehicles to full service lease customers to handle their peak or seasonal business needs. The rental fleet's average age is approximately two years. The utilization rate of the rental fleet during fiscal year 1997 averaged in excess of 85%. Rollins does not offer services in the consumer one-way truck rental market.

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

    At September 30, 1997, a total of 3,708 persons were employed by the Company.

ITEM 2.     PROPERTIES.

    The Company's headquarters is located in a modern 15-story office building of approximately 245,000 square feet owned by the Company at One Rollins Plaza, Wilmington, DE 19803. In addition to providing administrative office space to the Company and its subsidiaries, a lesser portion of the building is leased to Matlack Systems, Inc. for its use as administrative offices and corporate headquarters.

    The Company's principal operating properties consist of land and buildings used in its truck leasing and rental business. These properties generally consist of an equipment repair facility and administrative offices. Rollins owns or leases 204 facilities in 42 states.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    NONE.

                               PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS.

                     STOCK PRICES AND DIVIDENDS

    The range of share prices for the Common Stock on the New York and Pacific Stock Exchanges and per share dividends paid on Common Stock for the fiscal years ended September 30, 1997 and 1996 are as follows:

                                Prices                   Dividends
                        1997              1996         1997   1996
                  High      Low       High      Low
Fiscal Quarter
  First         $13 1/8   $10 1/2   $11 1/4  $ 9 1/4    $.05  $.045
  Second         14        12 1/8    11 1/8   10         .05   .045
  Third          15        12 3/4    11 5/8    9 5/8     .05   .045
  Fourth         17 9/16   13 7/8    12 1/2   10 1/8     .05   .045

  At September 30, 1997, there were 2,320 holders of record of the Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA.

                  FIVE YEAR SELECTED FINANCIAL DATA
           (Dollars in Millions, Except Per Share Amounts)

Year Ended September 30,     1997     1996     1995    1994    1993
Revenues                     556.7    513.8    482.6   450.9   408.8
Earnings before
  income taxes                70.2     55.9     67.1    66.4    54.7
Net earnings                  42.8     34.1     41.3    39.8    30.4
Earnings per share            1.01      .78      .91     .86     .66
Dividends per
  common share                 .20      .18      .16     .13     .12
At September 30,
Total assets               1,191.8  1,125.2  1,027.0   909.7   781.2
Equipment on operating
  leases, net                847.9    784.3    727.9   637.8   543.4
Equipment financing
  obligations                671.8    641.4    574.2   499.2   428.2
Shareholders' equity         288.7    284.0    275.6   251.2   216.8

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
Fiscal Year 1997 vs. 1996
   Revenues increased by $42.9 million (8.4%) as revenues from all areas of operation improved over the prior year. The increase in full-service lease, guaranteed maintenance and logistics revenues, which represent approximately 75% of total revenues, was principally volume-related as industry competition limited price increases. Commercial rental revenues, which represent the remainder of total revenues, increased by 4.9% and was in large part due to improved pricing in 1997 when compared with the competitive pricing effects experienced in 1996.

   Operating expenses increased by $17.0 million (8.0%) reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the dedicated contract carriage and logistics business in which drivers' wages increased by $8.9 million and vehicle expenses increased by $5.7 million. Operating expenses as a percentage of revenues decreased to 41.1% in 1997 from 41.2% in 1996.

   Depreciation expense increased by $11.6 million (7.3%) principally due to the increased investment in equipment on operating leases required to support the current level of business. Depreciation as a percentage of revenues decreased to 30.5% in 1997 compared with 30.8% in 1996.

   Gain on the sale of property and equipment increased by $4.3 million (53.8%) to $12.2 million when compared with the 1996 gain of $7.9 million. The increase resulted from the sale of more vehicles at higher selling prices reflecting the stable market for used equipment in 1997.

   Selling and administrative expenses increased by $2.5 million (5.1%) to $50.5 million from $48.0 million in 1996. Increased salaries, wages and sales commissions accounted for $2.3 million of the increase and reflected the higher level of business in 1997. As a percentage of revenues, selling and administrative expenses decreased to 9.1% in 1997 from 9.3% in 1996.

   Interest expense increased by $1.8 million (3.8%) principally due to the increase in average borrowings related to the purchase of additional equipment offset in part by a lower average interest rate on the Company's Collateral Trust Debentures.

   The effective income tax rate for both 1996 and 1997 was 39.0%.

   Net earnings increased by $8.7 million (25.4%) to $42.8 million or $1.01 per share from $34.1 million or $.78 per share in 1996. Net earnings as a percentage of revenues was 7.7% in 1997 compared with 6.6% in 1996. The increased net earnings resulted from higher revenues, which were reduced in part by the incremental costs associated with such revenues.

Fiscal Year 1996 vs. 1995
   Revenues increased by $31.2 million (6.5%) to $513.8 million from $482.6 million as full-service lease, guaranteed maintenance and dedicated logistics revenues all improved over the prior year. Revenues from the more economically sensitive short-term commercial rental business, which represents approximately 25% of the Company's revenues, declined by 3.3% due in large part to overcapacity and aggressive price competition in the trucking industry.

   Operating expenses increased by $17.8 million (9.2%) reflecting the increase in revenues. Higher vehicle expenses and increased wages associated with the growing dedicated logistics services business accounted in large part for the operating expense increases. Operating expenses as a percentage of revenues increased to 41.2% in 1996 from 40.2% in 1995. The increased operating cost ratio results from both higher operating costs and industry-wide competitive pricing.

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

Liquidity and Capital Resources
   The Company's primary operation is the full-service leasing and rental of tractors, trucks and trailers, which requires substantial amounts of capital and constant access to financing sources. At September 30, 1997, equipment on operating leases of $847.9 million represented 71.1% of the Company's assets. Funds for the acquisition of this equipment are provided principally by the cash flows from operations, the proceeds from the sale of used equipment and borrowings under the Company's revolving credit facility. Cash flows from operating activities of $221.6 million were generated principally from net earnings of $42.8 million and the noncash depreciation and amortization totaling $170.4 million. Because existing leases provide the primary source of funds from operations, the Company expects a similar amount of funds to be generated in 1998.

   Investing activities reflect the Company's capital expenditures of $303.1 million in 1997 and $297.3 in 1996. Proceeds from the sale of equipment amounted to $75.6 million in 1997 and $63.1 million in 1996. At September 30, 1997, the Company's commitment for the purchase of revenue equipment was $74.4 million. Based on the current level of business and including commitments already made at September 30, 1997, the Company anticipates spending approximately $300.0 million for equipment and facilities in 1998.

   Equipment financing obligations increased to $671.8 million at September 30, 1997 from $641.4 million a year earlier. Borrowings from external sources included equipment term loans furnished by commercial banks and, in March 1997, the sale of $75.0 million of 7.30% Collateral Trust Debentures, Series R, due March 1, 2007. The proceeds from this sale were used to redeem $50.0 million of outstanding Series K, 7.75% Collateral Trust Debentures in April 1997.

   At September 30, 1997, the Company could sell an additional $155.0 million of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

   The Company's principal subsidiary, Rollins Leasing Corp., has a $100.0 million revolving credit facility of which $83.5 million was available at September 30, 1997. This facility, used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing, requires the maintenance of specified financial ratios and restricts payments to the Company. At the option of the banks who provide the facility, the facility and the Company's Collateral Trust Debentures may be secured by certain leasing equipment.

   During 1997, the Company's financing activities included an increase in equipment financing obligations of $30.5 million, payment of dividends of $8.4 million and the purchase and retirement of 2,483,800 shares of $1 par value common stock for $30.6 million. At September 30, 1997, the Company was authorized to purchase 1,860,500 additional shares of its stock.

   At September 30, 1997 and 1996, the debt to equity ratio of the Company was 2.3 to 1.

Impact of Recent Accounting Pronouncements
   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement, which is effective in fiscal 1998, simplifies the standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. The Company has determined that SFAS No. 128 will not have a material effect on its financial statements.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard on October 1, 1998, will not impact results of operations or financial condition.

Forward-Looking Statements
   The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, new products, market forces, commitments and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.

   Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors:
general economic conditions, competitive factors and pricing pressures, shift in market demand, the performance and needs of industries served by the Company, equipment utilization, management's success in developing and introducing new services and lines of business, potential increases in labor costs, potential increases in equipment, maintenance and fuel costs, uncertainties of litigation, the Company's ability to finance its future business requirements through outside sources or internally generated funds, the availability of adequate levels of insurance, success or timing of completion of ongoing or anticipated capital or maintenance projects, management retention and development, changes in Federal, State and local laws and regulations, including environmental regulations, as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The consolidated financial statements of the Company, the Independent Auditors' Report and the financial statement schedules included in this report are shown on the Index to the Consolidated Financial Statements and Schedules.

ITEM 9.     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.

       NONE.





                              PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       Except as presented below, the information called for by this
Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 29, 1998.

   Executive Officers of the Registrant. As of October 31, 1997, the Executive Officers of the registrant were:

    Name             Position                     Age   Term of Office

Patrick J. Bagley    Vice President-Finance       50    7/87 to date
                     and Treasurer                      1/87 to date

David F. Burr        Chairman,
                     Rollins Leasing Corp.         62   1/89 to date

Michael B. Kinnard   Vice President-General
                     Counsel and Secretary         39   10/94 to date


John W. Rollins      Chairman of the Board         81   1954 to date
                     and Chief Executive Officer        10/74 to date

John W. Rollins, Jr. President and Chief           55    9/75 to date
                     Operating Officer and Director

Henry B. Tippie      Chairman of the Executive     70    3/74 to date
                     Committee and Vice Chairman
                     of the Board

   David F. Burr has been employed by Rollins Leasing Corp., a wholly owned subsidiary of Rollins Truck Leasing Corp., since 1969. Mr. Burr has been Chairman of Rollins Leasing Corp. since 1989.

   Michael B. Kinnard has been Vice President-General Counsel and Secretary to the Company since 1994. Mr. Kinnard also serves as Vice President-General Counsel and Secretary to Matlack Systems, Inc. and Vice President-General Counsel to Dover Downs Entertainment, Inc. Prior to 1995, Mr. Kinnard was a partner in the law firm of Baker, Worthington, Crossley, Stansberry & Woolf (now known as Baker, Donelson, Bearman & Caldwell).

   The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11.    EXECUTIVE COMPENSATION.

       The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 29, 1998.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

       The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 29, 1998.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       During the year ended September 30, 1997, the following officers and/or directors of the Company were also officers and/or directors of Laidlaw Environmental Services Inc. (formerly known as Rollins Environmental Services, Inc.); Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie.

       The following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 11.4% of the outstanding shares of Common Stock of Matlack Systems, Inc. at October 31, 1997.

       The description of transactions between the Company and Laidlaw Environmental Services, Inc. and between the Company and Matlack
Systems, Inc. appears under the caption "Transactions with Related Parties" of this 1997 Annual Report on Form 10-K.

                               PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

(a)    Financial Statements, Financial Statement Schedules and
       Exhibits.

  (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules.

  (2) Financial Statements Schedules - See accompanying Index to
      Consolidated Financial Statements and Schedules.

  (3)Exhibits:
   (3) (a) Restated Certificate of Incorporation of Rollins Truck Leasing Corp. as last amended on January 25, 1990.

   (3) (b) By-Laws of Rollins Truck Leasing Corp. as last amended on October 30, 1997.

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

   (4) (f) Ninth Supplemental Collateral Trust Indenture dated December 1, 1991 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

   (4) (g) Eleventh Supplemental Collateral Trust Indenture dated March 15, 1993 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

   (4) (h) Twelfth Supplemental Collateral Trust Indenture dated March 15, 1994 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

   (4) (i) Thirteenth Supplemental Collateral Trust Indenture dated March 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

   (4) (j) Fourteenth Supplemental Collateral Trust Indenture dated May 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

   (4) (k) Fifteenth Supplemental Collateral Trust Indenture dated March 15, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

   (4) (l) Sixteenth Supplemental Collateral Trust Indenture dated August 7, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

   (4) (m) Seventeenth Supplemental Collateral Trust Indenture dated as of March 10, 1997 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by the Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

   (4) (n) RLC CORP. (now known as Rollins Truck Leasing Corp.) Rights Agreement dated as of June 14, 1989 as filed as an Exhibit to Registration Statement on Form 8-A filed by Registrant on June 15, 1989 is incorporated herein by reference.

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

  (21)    Rollins Truck Leasing Corp. Subsidiaries at September 30,
          1997.

  (23) Consent of KPMG Peat Marwick LLP, Independent Auditors, providing for incorporation by reference of their report dated October 28, 1997 into Registration Statement No. 333-21835 filed on Form S-3.

  (27)    Rollins Truck Leasing Corp. Financial Data Schedule at
          September 30, 1997.

(b) Reports on Form 8-K.

    None.

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   December 2, 1997       ROLLINS TRUCK LEASING CORP.
                                       (Registrant)


                            BY:/s/ John W. Rollins, Jr.
                               John W. Rollins, Jr.
                               President and Chief Operating Officer
                               and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley    Vice President-Finance
Patrick J. Bagley        and Treasurer               December 2, 1997
                         Chief Financial Officer
                         Chief Accounting Officer
                         Director

/s/ John W. Rollins      Chairman of the Board and   December 2, 1997
John W. Rollins          Chief Executive Officer


/s/ Gary W. Rollins      Director                    December 2, 1997
Gary W. Rollins


/s/ Henry B. Tippie      Chairman of the Executive   December 2, 1997
Henry B. Tippie          Committee and Vice Chairman
                         of the Board

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

  (1) Consolidated

    Independent Auditors' Report on Financial
      Statements and Financial Statement Schedules

    Consolidated Statement of Earnings for the years ended September 30, 1997, 1996 and 1995

    Consolidated Balance Sheet at September 30, 1997
      and 1996

    Consolidated Statement of Cash Flows for the years ended September 30, 1997, 1996 and 1995

    Notes to the Consolidated Financial Statements



  (2) Financial Statement Schedules

    Rollins Truck Leasing Corp. (Parent)
      Schedule I - Condensed Financial Information

          Balance Sheet at September 30, 1997 and 1996

          Statement of Earnings for the years ended
            September 30, 1997, 1996 and 1995

          Statement of Cash Flows for the years ended
            September 30, 1997, 1996 and 1995

          Notes to the Financial Statements

    Rollins Truck Leasing Corp. and Subsidiaries Consolidated

      Schedule II - Valuation and Qualifying Accounts
                    for the years ended September 30,
                    1997, 1996 and 1995

  Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Independent Auditors' Report

The Shareholders and Board of Directors
Rollins Truck Leasing Corp.

  We have audited the consolidated financial statements of Rollins Truck Leasing Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                              KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
October 28, 1997

CONSOLIDATED STATEMENT OF EARNINGS

                                     Year Ended September 30,
                            1997          1996          1995
Revenues                    $556,704,000  $513,779,000  $482,612,000
Expenses:
  Operating                  228,957,000   211,919,000   194,073,000
  Depreciation               170,039,000   158,407,000   146,777,000
  Gain on sale of property
   and equipment             (12,230,000)   (7,950,000)  (12,657,000)
  Selling and
   administrative             50,457,000    47,995,000    43,146,000
                             437,223,000   410,371,000   371,339,000

Operating earnings           119,481,000   103,408,000   111,273,000
Interest income                  -             -             272,000
Interest expense             (49,270,000)  (47,481,000)  (44,453,000)
Earnings before income taxes  70,211,000    55,927,000    67,092,000
Income taxes                  27,417,000    21,811,000    25,756,000

Net earnings                $ 42,794,000  $ 34,116,000  $ 41,336,000

Earnings per share          $       1.01  $        .78  $        .91

Average common shares and
  equivalents outstanding     42,333,000    43,730,000    45,365,000


























The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                             September 30,
                                      1997            1996
                          ASSETS
Current assets
 Cash                                 $   17,637,000  $   31,207,000
 Accounts receivable, net of
  allowance for doubtful accounts:
  1997-$2,126,000; 1996-$1,928,000        71,165,000      62,389,000
 Inventories                               8,659,000       9,124,000
 Prepaid expenses                         15,465,000      14,195,000
 Refundable income taxes                     965,000         897,000
 Deferred income taxes                     7,152,000       5,960,000
        Total current assets             121,043,000     123,772,000
Equipment on operating leases, net       847,910,000     784,346,000
Other property and equipment, net        204,745,000     198,681,000
Excess of cost over net assets of
  businesses acquired                     12,156,000      12,497,000
Other assets                               5,937,000       5,916,000
        Total assets                  $1,191,791,000  $1,125,212,000

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment financing obligations)
 Accounts payable                     $   10,451,000  $    8,759,000
 Accrued liabilities                      51,952,000      44,857,000
        Total current liabilities         62,403,000      53,616,000
Equipment financing obligations
 including maturities due within
 one year: 1997-$26,557,000;
 1996-$75,047,000                        671,822,000     641,362,000
Other liabilities                         13,955,000      11,375,000
Deferred income taxes                    154,937,000     134,811,000

Commitments and contingent liabilities
 (see Notes to the Consolidated
 Financial Statements)

Shareholders' equity
 Common stock, $1 par value,
   outstanding: 1997-41,067,408 shares;
   1996-43,383,935 shares                 41,067,000      43,384,000
 Additional paid-in capital                  274,000          -
 Retained earnings                       247,333,000     240,664,000
   Total shareholders' equity            288,674,000     284,048,000
   Total liabilities and
     shareholders' equity             $1,191,791,000  $1,125,212,000




The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


                                 Year Ended September 30,
                          1997           1996           1995
Cash flows from operating activities
  Net earnings            $ 42,794,000   $ 34,116,000   $ 41,336,000
  Adjustments to reconcile
   net earnings to net cash
   provided by operating
   activities:
   Depreciation and
    amortization           170,380,000    158,738,000    147,003,000
   Net gain on sale of
    property and equipment (12,230,000)    (7,950,000)   (12,657,000)
   Changes in assets and
    liabilities:
     Notes and accounts
     receivable             (8,776,000)    (5,443,000)     1,085,000
     Accounts payable and
     accrued liabilities     8,787,000      2,210,000      3,963,000
     Current and deferred
     income taxes           18,866,000     20,032,000     18,956,000
     Other, net              1,754,000        666,000     (1,165,000)
   Net cash provided by
    operating activities   221,575,000    202,369,000    198,521,000

Cash flows from investing activities
  Purchase of property and
   equipment              (303,058,000)  (297,339,000)  (318,983,000)
  Proceeds from sales of
   equipment                75,621,000     63,090,000     70,013,000
  Excess of cost over
   net assets of business
   acquired                     -          (1,150,000)        -
   Net cash used in
    investing activities  (227,437,000)  (235,399,000)  (248,970,000)

Cash flows from financing activities
  Proceeds of equipment
   financing obligations   140,150,000    171,406,000    239,128,000
  Repayment of equipment
   financing obligations  (109,690,000)  (104,256,000)  (164,085,000)
  Payment of dividends      (8,353,000)    (7,974,000)    (7,298,000)
  Proceeds of stock
   options exercised           818,000        540,000        446,000
  Common stock acquired
   and retired             (30,633,000)   (18,187,000)   (10,128,000)
   Net cash (used in)
    provided by financing
    activities              (7,708,000)    41,529,000     58,063,000

Net (decrease) increase
 in cash                   (13,570,000)     8,499,000      7,614,000
Cash beginning of period    31,207,000     22,708,000     15,094,000
Cash end of period        $ 17,637,000   $ 31,207,000   $ 22,708,000

Supplemental information
  Interest paid           $ 49,212,000   $ 47,008,000   $ 42,692,000
  Income taxes paid       $  8,551,000   $  1,779,000   $  6,800,000


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

   Revenue recognition - Lease, rental and other transportation service revenues including contingent rentals, which represent the mileage charges on full-service leases, are recognized over the terms of the respective contracts.

   Earnings per share - Earnings per share are computed assuming the conversion of all potentially dilutive outstanding stock options.

   Inventories - Inventories of transportation equipment parts and supplies are valued at the lower of first-in, first-out cost or market.

   Property and equipment - Property and equipment is carried at cost, net of applicable allowances. Tires placed in service on new equipment are capitalized as part of the original equipment cost. Depreciation is provided on a straight-line basis. Depreciable lives for equipment on operating leases and other property and equipment range from 3 to 12 years and 3 to 45 years, respectively. The cost and related accumulated depreciation of property and equipment sold or retired are eliminated from the property accounts and the resulting gain or loss is reflected in the Consolidated Statement of Earnings. Repairs and maintenance are expenses as incurred. Replacement tires are expensed when placed in service. Major additions and improvements are capitalized and written off over the remaining depreciable lives of the assets.

   Goodwill - The excess of cost over net assets of businesses acquired prior to October 30, 1970 amounting to $4,588,000 is not being amortized since its value, in management's opinion, has not diminished. The excess of cost over net assets of businesses acquired subsequently is being amortized on a straight-line basis over 40 years.

   Leasing operations - Leasing operations consist of the long-term leasing and short-term rental of transportation equipment. All leases are classified as operating leases and expire on various dates during the next twelve years.

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

   Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fair values of financial instruments - The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1997.

   Stock-based compensation - The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on October 1, 1996. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion ("APB"), No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to use the intrinsic value method.

Equipment on Operating Leases
  The Company's investment in equipment on operating leases is as follows:

                                        September 30,
                                   1997              1996
Transportation equipment           $1,265,407,000    $1,160,364,000
Less accumulated depreciation        (417,497,000)     (376,018,000)
                                   $  847,910,000    $  784,346,000

  Commitments for the purchase of transportation equipment amounted to $74,381,000 at September 30, 1997.

  At September 30, 1997, minimum future revenues from non-cancelable leases are as follows:

Year Ending September 30,
1998                                                 $227,143,000
1999                                                  191,036,000
2000                                                  147,455,000
2001                                                  105,125,000
2002                                                   67,285,000
Later years                                            53,481,000
Total future minimum lease revenues                  $791,525,000










Other Property and Equipment
  The Company's other property and equipment accounts are as follows:

                                         September 30,
                                     1997              1996
Land                                 $ 54,062,000      $ 48,749,000
Transportation service facilities     188,628,000       181,362,000
Other operating assets                 38,018,000        36,500,000
Less accumulated depreciation         (75,963,000)      (67,930,000)
                                     $204,745,000      $198,681,000

Accrued Liabilities
 Accrued liabilities are as follows:
                                            September 30,
                                     1997              1996
Employee compensation                $12,619,000       $ 9,534,000
Interest                               6,736,000         8,050,000
Taxes other than income               12,422,000        11,057,000
Insurance reserves                     7,482,000         6,063,000
Environmental                          2,769,000         1,868,000
Unbilled services and supplies         6,674,000         5,647,000
Other                                  3,250,000         2,638,000
                                     $51,952,000       $44,857,000

Equipment Financing Obligations
 Equipment financing obligations are as follows:
                                           September 30,
                                         1997          1996
 Revolving Credit Agreement              $ 16,500,000  $ 10,000,000
 Collateral Trust Debentures:
  Series I, 10.35%,  due 2000              50,000,000    50,000,000
  Series J,  8 5/8%, due 1998              30,000,000    30,000,000
  Series K,  7 3/4%, due 1997                  -         50,000,000
  Series L,  7%,     due 2003              70,000,000    70,000,000
  Series M,  7%,     due 2001              60,000,000    60,000,000
  Series N,  8.27%,  due 2002             100,000,000   100,000,000
  Series O,  7.25%,  due 2005              50,000,000    50,000,000
  Series P,  6.89%,  due 2004              75,000,000    75,000,000
  Series Q,  6 7/8%, due 2001              60,000,000    60,000,000
  Series R   7.30%,  due 2007              75,000,000        -
 Other equipment financing obligations     85,322,000    86,362,000
                                         $671,822,000  $641,362,000

 Two banks provide an unsecured $100,000,000 line under a Revolving Credit Agreement ("the Revolver"). At the option of the banks, the Revolver and the Collateral Trust Debentures may be secured by certain leasing equipment. Termination of the Revolver would result in repayment of the outstanding balance over 60 months in equal installments; otherwise, no repayments are required unless the financing value of the eligible equipment available as security falls below the outstanding loan balance. At September 30, 1997, interest rates on borrowings under the Revolver averaged 6.1%. The Revolver provides for the maintenance of specified financial ratios and restricts payments to the Company by a consolidated subsidiary. Net assets of all subsidiaries not restricted under the Revolver totaled $217,051,000 at September 30, 1997.

 Other equipment financing obligations due within one year totaled $26,557,000 at September 30, 1997 with the balance payable through 2007. Interest rates on these obligations averaged 6.4% at September 30, 1997. The other equipment financing obligations are collateralized by certain leasing equipment. The Collateral Trust Debentures are secured by notes from Rollins Leasing Corp.

 Equipment financing obligations due within one year are not classified as current liabilities as the Company intends and has the ability to refinance them on a long-term basis through available credit facilities.

 Based on published bid prices at September 30, 1997, the estimated fair value of the Company's Collateral Trust Debentures was $586,756,000 compared with the recorded book amount of $570,000,000. The fair value of the remaining $101,822,000 of equipment indebtedness approximates its recorded amount.

 The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 1998-$26,557,000; 1999-$50,897,000; 2000-
$64,236,000; 2001-$129,971,000 and 2002-$106,388,000.

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

 The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                           September 30,
                                         1997          1996
Actuarial present value of
 accumulated benefit obligation:
  Vested                                 $34,404,000   $31,114,000
  Non-vested                               2,567,000     1,279,000
                                         $36,971,000   $32,393,000
Projected benefit obligation             $43,679,000   $38,227,000
Plan assets at market value               53,466,000    39,167,000
Plan assets in excess of projected
 benefit obligation                       (9,787,000)     (940,000)
Unrecognized gain                         14,721,000     6,352,000
Unrecognized prior service costs             678,000)     (717,000)
Unrecognized overfunding at adoption         211,000       281,000
Accrued pension liability                $ 4,467,000   $ 4,976,000

  At September 30, 1997, the assets of the pension plans were invested 76% in equity securities, 18% in fixed income securities and the balance in other short-term interest bearing accounts.

  The discount rate, the rate of assumed compensation increase and the expected long-term rate of return on assets for 1997, 1996 and 1995 were 8.0%, 5.0% and 9.0%, respectively.

  The components of net periodic pension cost are as follows:

                                           Year Ended September 30,
                            1997          1996           1995
Service cost                $ 2,735,000   $ 2,555,000    $ 2,175,000
Interest cost                 2,969,000     2,727,000      2,371,000
Return on plan assets       (13,043,000)   (3,659,000)    (7,420,000)
Net amortization and
 deferral                     9,330,000       244,000      4,907,000
Net periodic pension cost   $ 1,991,000   $ 1,867,000    $ 2,033,000

  Effective October 1, 1994, the Company established a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

  The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $129,000 in 1997, $85,000 in 1996 and $131,000 in 1995. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Shareholders' Equity
  Changes in the components of shareholders' equity are as follows:

                            $1 Par Value  Additional
                            Common        Paid-in      Retained
                            Stock         Capital      Earnings
Balance at
 September 30, 1994         $45,771,000   $20,319,000  $185,107,000
Net earnings                                             41,336,000
Dividends on common stock,
 $.16 per share                                          (7,298,000)
Common stock acquired
 and retired                   (963,000)   (9,165,000)
Exercise of stock options       147,000       299,000
Balance at
 September 30, 1995          44,955,000    11,453,000   219,145,000
Net earnings                                             34,116,000
Dividends on common stock,
 $.18 per share                                          (7,974,000)
Common stock acquired
 and retired                 (1,746,000)  (11,818,000)   (4,623,000)
Exercise of stock options       175,000       365,000
Balance at
 September 30, 1996          43,384,000        -        240,664,000
Net earnings                                             42,794,000
Dividends on common stock,
 $.20 per share                                          (8,353,000)
Common stock acquired
 and retired                 (2,484,000)     (377,000)  (27,772,000)
Exercise of stock options       167,000       651,000
Balance at
 September 30, 1997         $41,067,000   $   274,000  $247,333,000

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

  The terms of a credit agreement restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments. At September 30, 1997, $191,675,000 of retained earnings was available for the payment of cash dividends.

Stock Option Plans
  Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant.  Generally, options granted vest ratably over a six-year period and have a maximum life of eight years.

  The Company accounts for these plans under APB No. 25.  Accordingly, no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with SFAS No.
123, the Company's pro forma net earnings for 1997 and 1996 would have been reduced to
$42,524,000 ($1.00 per share) and $33,876,000 ($.77 per share), respectively. Because the SFAS
123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

 As of September 30, stock option activity under the Company's plans is as follows:

                                          1997                     1996                     1995
                                 Weighted                 Weighted                 Weighted
                                 Average                  Average                  Average
                                 Exercise                 Exercise                 Exercise
                      Shares     Price         Shares     Price         Shares     Price
Outstanding at
  beginning of year   1,582,746  $ 8.87        1,326,773  $ 7.90        1,121,499  $ 6.12
Granted                 100,000   16.25          481,800    9.51          359,500   11.50
Exercised              (167,273)   4.89         (175,256)   3.08         (146,501)   3.05
Expired or cancelled    (46,762)   7.89          (50,571)  10.70           (7,725)   9.08
Outstanding at
  September 30        1,468,711  $ 9.86        1,582,746  $ 8.87        1,326,773  $ 7.90
Exercisable at
  September 30          656,587  $ 8.46          623,521  $ 6.86          539,662  $ 5.55


 The weighted average fair value of options granted during 1997 and 1996 was $5.14 and $3.36, respectively.  The fair value for these options was estimated at the date of grant using a Black-
Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively:  risk-free interest rates of 6.1% and 6.0%; dividend yields of 1.9% and 1.6%;
expected volatility of .26 and .27 and a weighted average expected life of the option of 6 years and 7 years.

 The following table summarizes information regarding stock options outstanding and exercisable at September 30, 1997:

                                    Options Outstanding                        Options Exercisable
                                  Weighted
                                  Average        Weighted                           Weighted
 Range of                         Remaining      Average                            Average
 Exercise           Number        Contractual    Exercise         Number            Exercise
 Prices             Outstanding   Life           Price            Exercisable       Price
 $ 2.83 - $ 3.17    155,447        .8 yrs.       $ 2.92           155,447           $ 2.92
 $ 7.56 - $11.00    644,799       5.1 yrs.       $ 8.93           223,432           $ 8.22
 $11.50 - $16.25    668,465       4.9 yrs.       $12.36           277,708           $11.75

 At September 30, 1997, a total of 418,400 shares of common stock were available for future grants.

Lease Commitments
 The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next 17 years. Some of the leases are renewable at the Company's option. Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1997 are as follows:

Year Ending September 30,
1998                                         $ 2,984,000
1999                                           2,499,000
2000                                           2,073,000
2001                                           1,801,000
2002                                           1,509,000
Later years                                    3,272,000
Total minimum payments required              $14,138,000

     Total rent expense for all operating leases except those with terms of one month or less was $7,624,000 in 1997, $7,604,000 in 1996 and $7,560,000 in 1995.

Income Taxes
     The tax provisions for the three years ended September 30, 1997 are comprised as follows:

                                 Year Ended September 30,
                            1997          1996         1995
Current:
 Federal                    $ 8,345,000   $ 2,514,000  $ 6,584,000
 State                          747,000        15,000    1,128,000
Deferred:
 Federal                     15,138,000    16,413,000   16,256,000
 State                        3,187,000     2,869,000    1,788,000
 Total income taxes         $27,417,000   $21,811,000  $25,756,000

  A reconciliation of the tax provisions for the three years ended September 30, 1997 with amounts calculated by applying the statutory federal tax rate to earnings before income taxes for those years is as follows:

                                Year Ended September 30,
                            1997          1996         1995
Federal tax                 $24,574,000   $19,574,000  $23,482,000
State taxes, net of
 federal benefit              2,557,000     1,875,000    1,896,000
Other                           286,000       362,000      378,000
Total income taxes          $27,417,000   $21,811,000  $25,756,000


  The tax effect of temporary differences and the tax credit carryforwards that comprise the current and non-current deferred tax amounts shown on the balance sheet are as follows:

                                          September 30
                                        1997           1996
Depreciation                            $172,922,000   $148,599,000
Expenses deductible when paid            (10,960,000)    (9,077,000)
Alternative minimum tax credit
 carryforwards                           (14,411,000)   (11,335,000)
Other                                        234,000        664,000
Deferred income taxes, net              $147,785,000   $128,851,000

  At September 30, 1997, the Company had alternative minimum tax credit carryforwards of $14,411,000 which have no expiration date. The Company has no tax credit carryforwards for financial reporting purposes since all such credits have been considered in the determination of deferred tax amounts.

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

Transactions with Related Parties
  Certain directors and officers of the Company are also directors and officers of Matlack Systems, Inc.

  The Company provided administrative services and rented office space to Matlack Systems, Inc. for aggregate charges of $3,600,000 in 1997, $3,542,000 in 1996 and $3,286,000 in 1995, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings. Interest charges to Matlack, Inc., which have been offset against interest expense, were $272,000 in 1995.

  Certain directors of the Company are also directors of Laidlaw
Environmental Services, Inc. (formerly Rollins Environmental Services, Inc.) which, prior to May 16, 1997, was a related party.

  The Company sold materials (principally vehicle fuel) and services (including data processing services) and rented transportation equipment and office space to Laidlaw Environmental Services, Inc. The aggregate charges for these materials and services, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings, were $2,628,000 for the period through May 15, 1997, $4,769,000 in 1996 and $6,617,000 in 1995.

  An officer of the Company is the trustee of an employee benefits trust, which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $12,497,000 in 1997, $10,892,000 in 1996 and
$9,099,000 in 1995.

  In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred had such transactions been effected with independent third parties.

Quarterly Results (Unaudited)
                  December      March         June        September
        1997         31           31           30             30
Revenues       $133,697,000 $132,376,000  $142,095,000  $148,536,000
Gross profit   $ 39,706,000 $ 36,752,000  $ 44,741,000  $ 48,739,000
Earnings before
 income taxes  $ 16,104,000 $ 12,503,000  $ 19,213,000  $ 22,391,000
Net earnings   $  9,823,000 $  7,628,000  $ 11,767,000  $ 13,576,000
Earnings
 per share     $        .23 $        .18  $        .28  $        .32

        1996
Revenues       $125,021,000 $122,192,000  $130,723,000  $135,843,000
Gross profit   $ 37,293,000 $ 33,232,000  $ 39,347,000  $ 41,531,000
Earnings before
 income taxes  $ 13,586,000 $  8,833,000  $ 15,903,000  $ 17,605,000
Net earnings   $  8,356,000 $  5,432,000  $  9,742,000  $ 10,586,000
Earnings
 per share     $        .19 $        .12  $        .22  $        .25

            SCHEDULE I - Condensed Financial Information

                     ROLLINS TRUCK LEASING CORP.
                            BALANCE SHEET
                           ($000 Omitted)
      Assets                                      September 30,
                                               1997         1996
Current assets (excluding notes
 receivable from subsidiaries)
  Cash                                         $  1,173     $  1,255
  Accounts receivable                               121           14
  Accounts receivable from subsidiaries*             20            4
  Other current assets                               76          141
  Total current assets                            1,390        1,414
Notes receivable from subsidiary*               570,000      545,000
Investments in subsidiaries, at equity*         309,310      282,202
Advances to subsidiaries*                        14,627       15,832
Property and equipment, at cost,
 net of accumulated depreciation                    933        1,100
Other assets                                        183           96
Deferred income taxes                               189         -
  Total assets                                 $896,632     $845,644

      Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable to subsidiaries*            $     14     $      5
  Accounts payable to others                        189          437
  Accrued liabilities                             1,531          494
  Income taxes payable                              895        1,785
  Total current liabilities                       2,629        2,721
Bank Master Note Obligation                        -           3,000
Collateral Trust Debentures
  10.35%  Series  I, due 2000                    50,000       50,000
  8 5/8%  Series J, due 1998                     30,000       30,000
  7 3/4%  Series K, due 1997                       -          50,000
  7%      Series L, due 2003                     70,000       70,000
  7%      Series M, due 2001                     60,000       60,000
  8.27%   Series N, due 2002                    100,000      100,000
  7.25%   Series O, due 2005                     50,000       50,000
  6.89%   Series P, due 2004                     75,000       75,000
  6 7/8%  Series Q, due 2001                     60,000       60,000
  7.30%   Series R, due 2007                     75,000         -
Advances from subsidiaries*                      34,869       10,320
Other liabilities                                   460          215
Deferred income taxes                              -             340
Commitments and contingent liabilities
 (see Notes to the Financial Statements)

Shareholders' equity
  Common stock $1 par value,
   100,000,000 shares authorized;
   issued and outstanding:
   1997: 41,067,408; 1996: 43,383,935            41,067       43,384
  Additional paid-in capital                        274         -
  Retained earnings                             247,333      240,664
  Total shareholders' equity                    288,674      284,048
  Total liabilities and shareholders' equity   $896,632     $845,644

* Eliminated in consolidation.


 The Notes to the Financial Statements are an integral part of these statements.

            SCHEDULE I - Condensed Financial Information
                             (continued)

                     ROLLINS TRUCK LEASING CORP.
                        STATEMENT OF EARNINGS
                           ($000 Omitted)


                                          Year Ended September 30,

                                          1997     1996     1995

Revenues:
 Dividends from subsidiaries              $15,150  $12,300  $12,501
 Other income                               7,191    6,322    5,301
                                           22,341   18,622   17,802

Expenses:
 Administrative                             4,571    2,930    3,365
 Depreciation and amortization                265      254      220
 Loss on sale of property and equipment      -        -           9
                                            4,836    3,184    3,594

Earnings before interest and income taxes  17,505   15,438   14,208

Interest income                            43,286   40,085   36,995
Interest expense                          (44,888) (40,307) (36,995)

Earnings before income taxes               15,903   15,216   14,208

Income taxes                                  297    1,089      980

Net earnings of
 Rollins Truck Leasing Corp.               15,606   14,127   13,228

Equity in undistributed net earnings
 of subsidiaries                           27,188   19,989   28,108

Net earnings                              $42,794  $34,116  $41,336













 The Notes to the Financial Statements are an integral part of these statements.

            SCHEDULE I - Condensed Financial Information
                             (continued)

                     ROLLINS TRUCK LEASING CORP.
                       STATEMENT OF CASH FLOWS
                           ($000 Omitted)

                                          Year Ended September 30,
                                        1997      1996      1995
Cash flows from operating activities:
 Earnings prior to equity in
  subsidiaries' undistributed earnings  $ 15,606  $ 14,127  $ 13,228

 Adjustments to reconcile earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization              265       254       220
  Loss on sale of property and equipment     -         -           9
  Changes in assets and liabilities:
    Accounts receivable                     (123)       55        70
    Accounts payable and accrued
     liabilities                             798       256       (92)
    Current and deferred income taxes     (1,419)      215       767
    Other, net                               223       318      (235)
  Net cash provided by operating
   activities                             15,350    15,225    13,967

 Cash flows from investing activities:
  Purchase of equipment                      (18)     (367)     (148)
  Proceeds from sale of equipment           -         -           12
  Net cash used in investing
   activities                                (18)     (367)     (136)

 Cash flows from financing activities:
  Proceeds of equipment financing
  obligations                             89,500   144,300   150,000
  Notes receivable from subsidiary       (75,000) (135,000) (150,000)
  Repayment of note by subsidiary         50,000    75,000    45,600
  Repayment of note by Matlack, Inc.        -         -        6,000
  Repayment of equipment financing
  obligations                            (67,500)  (81,300)  (50,000)
  Payment of dividends                    (8,353)   (7,974)   (7,298)
  Proceeds of stock options exercised        818       540       446
  Common stock acquired and retired      (30,633)  (18,187)  (10,128)
  Subsidiary advances and payments        25,754     8,158     1,710
  Net cash used in financing
   activities                            (15,414)  (14,463)  (13,670)

  Net (decrease) increase in cash            (82)      395       161

  Cash beginning of period                 1,255       860       699

  Cash end of period                    $  1,173  $  1,255  $    860



Supplemental information:

 Interest paid                          $ 42,934  $ 39,377  $ 35,291
 Income taxes paid                      $  8,000  $  1,655  $  6,710


The Notes to the Financial Statements are an integral part of these statements.

            SCHEDULE I - Condensed Financial Information
                             (continued)

                     ROLLINS TRUCK LEASING CORP.
                  Notes to the Financial Statements


Accounting Policies
  The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 1997 Annual Report on Form 10-K.

 The Company's principal sources of earnings are dividends and management fees paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $217,051,000 at September 30, 1997. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

 Interest income on notes receivable from a subsidiary, which are pledged to secure the Collateral Trust Debentures (described in the Equipment Financing Obligations note in the consoldiated financial statements of this 1997 Annual Report on Form 10-K), was $43,286,000, $40,085,000 and $36,995,000 in 1997, 1996 and 1995, respectively.

Commitments and Contingencies
 The Company is obligated to an affiliated company for $302,000 annually ($983,000 in the aggregate) of future rentals under a lease to 2001. Rent expense was $284,000 in 1997, $345,000 in 1996 and $398,000 in 1995.

 Commitments of the Company have been collateralized by bank letters of credit issued on behalf of the Company in the amount of $7,750,000.

 The aggregate amounts of maturities for the Collateral Trust
Debentures during the next five years are as follows: 1999 -
$30,000,000; 2000 -$50,000,000; 2001 - $120,000,000 and 2002 -
$100,000,000.

                         ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        ($000 OMITTED)
            COLUMN A                   COLUMN B          COLUMN C        COLUMN D   COLUMN E
                                                        Additions
                                        Balance at Charged to  Charged               Balance at
Year Ended                              Beginning  Costs and  to Other                End of
September 30,    Description            of Period  Expenses   Accounts   Deductions   Period
1997:   Allowance for doubtful accounts   $1,928     $1,454     $695(1)   $1,951(2)   $2,126


1996:   Allowance for doubtful accounts   $1,635     $2,207     $448(1)   $2,362(2)   $1,928


1995:   Allowance for doubtful accounts   $1,770     $1,182     $707(1)   $2,024(2)   $1,635















    (1) Recoveries.
    (2) Write-offs.


                     ROLLINS TRUCK LEASING CORP.

                        Exhibits to Form 10-K

              For Fiscal Year Ended September 30, 1997


    Index to Exhibits
    Exhibit (3)(a)   Restated Certificate of Incorporation of Rollins
                     Truck Leasing Corp. as last amended on January
                     25, 1990.

    Exhibit (3)(b)   By-Laws of Rollins Truck Leasing Corp. as last
                     amended on October 30, 1997.

    Exhibit (4)(m)   Seventeenth Supplemental Collateral Trust
                     Indenture dated as of March 10, 1997 to the Collateral Trust Indenture dated as of March 21,
                     1983 as supplemented and amended by a Third
                     Supplemental Indenture thereto dated as of February 20, 1986 and by the Eighth Supplemental
                     Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and First Union
                     National Bank, as Trustee.

    Exhibit 21       Rollins Truck Leasing Corp.
                     Subsidiaries at September 30, 1997

    Exhibit 23       Consent of Independent Auditors

    Exhibit 27       Rollins Truck Leasing Corp.
                     Financial Data Schedule at
                     September 30, 1997



                                                           Exhibit 21




                     ROLLINS TRUCK LEASING CORP.
          Subsidiaries of Registrant at September 30, 1997




                                           JURISDICTION OF
            NAME                            INCORPORATION

    Rollins Logistics Inc.                    Delaware

    Rollins Leasing Corp.                     Delaware

    Rollins Properties, Inc.                  Delaware

    Transrisk, Limited                        Bermuda

    Concord Administrative Services, Inc.     Delaware



                                                           Exhibit 23



The Board of Directors
Rollins Truck Leasing Corp.


        We consent to incorporation by reference in the registration statement (No. 333-21835) on Form S-3 of Rollins Truck Leasing Corp. of our report dated October 28, 1997, relating to the consolidated balance sheets of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of earnings and cash flows and related financial statement schedules for each of the years in the three-year period ended September 30, 1997, which report appears in the 1997 Annual Report on Form 10-K of Rollins Truck Leasing Corp.






                                     KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
December 1, 1997