Form 10-Q
period 1997-12-31
ROLLINS TRUCK LEASING CORP
filed 1998-01-28
CIK 84244

Page 1 of 8

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1997

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



                                               Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of December 31, 1997 was 40,894,740.



FORM 10-Q                                                     Page 2 of 8
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):


                                      Three Months Ended
                                         December 31,
                                     1997           1996

     Basic EPS                      40,957         42,742
     Effect of assumed option
      exercises                        535            368
     Diluted EPS                    41,492         43,110


     No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                     Page 3 of 8

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                                    Quarter Ended
                                                     December 31,
                                                    1997      1996

Revenues                                          $149,022  $133,697

Expenses:
  Operating                                         59,813    54,646
  Depreciation                                      44,502    41,774
  Gain on sale of property and equipment            (2,151)   (2,429)
  Selling and administrative                        13,186    11,498
                                                   115,350   105,489

Operating earnings                                  33,672    28,208

Interest expense                                    12,499    12,104
Earnings before income taxes                        21,173    16,104

Income taxes                                         8,276     6,281
Net earnings                                      $ 12,897  $  9,823

Earnings per share
  Basic                                           $    .31  $    .23
  Diluted                                         $    .31  $    .23

Average common shares outstanding (000)
  Basic                                             40,957    42,742
  Diluted                                           41,492    43,110

Dividends paid per common share                   $   .055  $    .05

FORM 10-Q                                                     Page 4 of 8

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 December 31, September 30,
               ASSETS                               1997        1997
Current assets
 Cash                                            $   14,064  $   17,637
 Accounts receivable, net of allowance for
   doubtful accounts of: December-$2,153;
   September-$2,126                                  68,518      71,165
  Inventories                                         8,200       8,659
  Prepaid expenses                                   19,278      15,465
  Refundable income taxes                              -            965
  Deferred income taxes                               7,152       7,152
     Total current assets                           117,212     121,043

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  December-$436,764; September-$417,497             845,243     847,910
Other property and equipment, at cost,
  net of accumulated depreciation of:
  December-$79,085; September-$75,964               207,224     204,745
Excess of cost over net assets of
  businesses acquired                                12,071      12,156
Other assets                                          5,708       5,937
     Total assets                                $1,187,458  $1,191,791

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $    9,949  $   10,451
  Accrued liabilities                                50,951      51,952
  Income taxes payable                                3,850        -
     Total current liabilities                       64,750      62,403

Equipment financing obligations                     654,321     671,822
Other liabilities                                    14,922      13,955
Deferred income taxes                               158,269     154,937

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: December-40,894,740;
    September-41,067,408                             40,895      41,067
  Additional paid-in capital                            220         274
  Retained earnings                                 254,081     247,333
     Total shareholders' equity                     295,196     288,674
     Total liabilities and shareholders' equity  $1,187,458  $1,191,791

FORM 10-Q                                                     Page 5 of 8
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Quarter Ended
                                                        December 31,
                                                       1997      1996

Cash flows from operating activities:
  Net earnings                                      $ 12,897  $  9,823
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                   44,587    41,859
      Net gain on sale of property and equipment      (2,151)   (2,429)
      Changes in assets and liabilities:
         Accounts receivable                           2,648    (6,055)
         Accounts payable and accrued liabilities     (1,504)    3,137
         Current and deferred income taxes             8,147     6,367
         Other, net                                   (2,158)   (2,622)
   Net cash provided by operating activities          62,466    50,080

Cash flows from investing activities:
  Purchase of property and equipment                 (55,793)  (49,391)
  Proceeds from sales of equipment                    13,630    12,803
   Net cash used in investing activities             (42,163)  (36,588)

Cash flows from financing activities:
  Proceeds of equipment financing obligations          6,500     6,385
  Repayment of equipment financing obligations       (23,999)  (26,962)
  Payments of dividends                               (2,257)   (2,142)
  Proceeds of stock options exercised                    822       204
  Common stock acquired and retired                   (4,942)  (11,244)
   Net cash used in financing activities             (23,876)  (33,759)

Net decrease in cash                                  (3,573)  (20,267)

Cash beginning of period                              17,637    31,207
Cash end of period                                  $ 14,064  $ 10,940

Supplemental information:
   Interest paid                                    $  7,003  $  9,057
   Income taxes (recovered)                         $    129  $    (86)

FORM 10-Q                                                     Page 6 of 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1997 vs. Quarter Ended December 31, 1996
   Revenues increased by $15,325,000 (11.5%) as full-service lease, logistics and commercial rental revenues all improved over the same quarter last year. The Company's long-term full-service lease business experienced continued growth during the quarter principally as a result of signing new accounts. Additionally, short-term commercial rental utilization remained strong during the quarter.

   Operating expenses increased by $5,167,000 (9.5%) reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the logistics business in which drivers' wages increased by $2,774,000 and vehicle expenses increased by $1,146,000. The remainder of the operating expense increase, amounting to $1,247,000, resulted principally from the overall increased level of business. Operating expenses as a percentage of revenues were 40.1% and 40.9% in 1997 and 1996, respectively.

   Depreciation expense increased by $2,728,000 (6.5%) due to the increased investment in equipment on operating leases and related transportation service facilities required to support the higher level of business.

   Gain on the sale of property and equipment decreased by $278,000 (11.5%) principally due to the realization of lower average selling prices and a change in the mix of equipment sold.

   Selling and administrative expenses increased by $1,688,000 (14.7%) and reflected increased advertising expense of $573,000 and increased compensation costs of $740,000 required to support the higher level of business. As a percent of revenues, selling and administrative expenses increased to 8.9% in 1997 from 8.6% in 1996.

   Interest expense increased by $395,000 (3.3%) due to the increased level of borrowings when compared with the same fiscal quarter last year. The increase in interest expense associated with the higher borrowing level was offset in part by lower interest rates.

   The effective income tax rates for the first fiscal quarter of 1998 and 1997 were 39.1% and 39.0%, respectively.

   Net earnings increased by $3,074,000 (31.3%) to $12,897,000 or $.31 per diluted share from $9,823,000 or $.23 per diluted share in fiscal 1997. The increased net earnings resulted from the higher revenues. The net earnings increase was offset in part by the incremental costs associated with such revenues.

Liquidity and Capital Resources
   Cash flows from operating activities of $62,466,000 were generated principally from net earnings of $12,897,000 and noncash depreciation and amortization expenses of $44,587,000. Investing activities used $42,163,000 of cash for the purchase of property and equipment net of the cash proceeds received from the sale of equipment. The net cash flow from operating activities less cash used for investing activities of $20,303,000 and available cash balances were used to pay dividends, repurchase 306,200
FORM 10-Q                                                     Page 7 of 8

shares of the Company's $1 par value common stock and to reduce equipment financing obligations by $17,499,000.

   The Company's principal subsidiary, Rollins Leasing Corp. ("Leasing"), has a $100,000,000 revolving credit facility of which $98,500,000 was available at December 31, 1997. This credit facility requires Leasing to maintain specified financial ratios and restricts payments to the Company.

   At December 31, 1997, the Company could sell an additional $155,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

   Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1997. For further details, see pages 3 through 5 of the Company's 1997 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1997.

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

FORM 10-Q                                                     Page 8 of 8

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



DATE:    January 28, 1998             Rollins Truck Leasing Corp.
                                             (Registrant)


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