Form 10-Q
period 1998-03-31
ROLLINS TRUCK LEASING CORP
filed 1998-04-29
CIK 84244

Page 1 of 10

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of March 31, 1998 was 60,272,336.





FORM 10-Q                                                    Page 2 of 10

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                              Three Months Ended     Six Months Ended
                                   March 31,             March 31,
                                1998      1997        1998      1997

Basic EPS                      61,233    63,099      61,334    63,614
Effect of assumed option
 exercises                        863       611         833       661
Diluted EPS                    62,096    63,710      62,167    64,275


     No adjustments to net income available to common stockholders were required during the periods presented.

C.   Stock Split Adjustments
     Throughout this report, share data has been adjusted, where appropriate, to reflect the three-for-two common stock split distributed on March 16, 1998.

FORM 10-Q                                                    Page 3 of 10

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)



                                  Quarter Ended        Six Months Ended
                                    March 31,              March 31,
                                 1998       1997       1998       1997
Revenues                       $145,050   $132,376   $294,072   $266,073

Expenses:
 Operating                       60,307     56,884    120,120    111,530
 Depreciation                    44,802     41,960     89,304     83,734
 Gain on sale of property
   and equipment                 (2,478)    (3,220)    (4,629)    (5,649)
 Selling and administrative      13,598     12,373     26,784     23,871
                                116,229    107,997    231,579    213,486

Operating earnings               28,821     24,379     62,493     52,587

Interest expense                 12,562     11,876     25,061     23,980
Earnings before income taxes     16,259     12,503     37,432     28,607

Income taxes                      6,323      4,875     14,599     11,156
Net earnings                   $  9,936   $  7,628   $ 22,833   $ 17,451

Earnings per share
               - Basic         $    .16   $    .12   $    .37   $    .27

               - Diluted       $    .16   $    .12   $    .37   $    .27

Average common shares
 outstanding (000)
               - Basic           61,233     63,099     61,334     63,614
               - Diluted         62,096     63,710     62,167     64,275

Dividends paid per
   common share                $   .037   $   .033   $   .073   $   .067




FORM 10-Q                                                     Page 4 of 7

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 March 31,  September 30,
               ASSETS                               1998        1997
Current assets
 Cash                                            $   16,385  $   17,637
 Accounts receivable, net of allowance for
   doubtful accounts of: March-$1,995;
   September-$2,126                                  65,144      71,165
  Inventories                                         7,452       8,659
  Prepaid expenses                                   19,056      15,465
  Refundable income taxes                              -            965
  Deferred income taxes                               7,151       7,152
     Total current assets                           115,188     121,043

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  March-$445,417; September-$417,497                865,086     847,910
Other property and equipment, at cost,
  net of accumulated depreciation of:
  March-$82,060; September-$75,964                  209,901     204,745
Excess of cost over net assets of
  businesses acquired                                11,986      12,156
Other assets                                          5,611       5,937
     Total assets                                $1,207,772  $1,191,791

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $   11,560  $   10,451
  Accrued liabilities                                42,949      51,952
  Income taxes payable                                2,094        -
     Total current liabilities                       56,603      62,403

Equipment financing obligations                     688,113     671,822
Other liabilities                                    14,891      13,955
Deferred income taxes                               161,465     154,937

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: March-60,272,336;
    September-61,601,112                             60,272      41,067
  Additional paid-in capital                           -            274
  Retained earnings                                 226,428     247,333
     Total shareholders' equity                     286,700     288,674
     Total liabilities and shareholders' equity  $1,207,772  $1,191,791




FORM 10-Q                                                    Page 5 of 10
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                     Six Months Ended
                                                          March 31,
                                                    1998         1997

Cash flows from operating activities:
  Net earnings                                    $ 22,833     $ 17,451
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                 89,474       83,903
      Net gain on sale of property and equipment    (4,629)      (5,649)
      Changes in assets and liabilities:
        Accounts receivable                          6,022       (3,166)
        Accounts payable and accrued liabilities    (7,900)         854
        Current and deferred income taxes            9,588        7,803
        Other, net                                  (1,122)      (3,399)
    Net cash provided by operating activities      114,266       97,797

Cash flows from investing activities:
  Purchase of property and equipment              (137,693)    (134,671)
  Proceeds from sales of equipment                  30,686       31,420
    Net cash used in investing activities         (107,007)    (103,251)

Cash flows from financing activities:
  Proceeds of equipment financing obligations       45,593       84,536
  Repayment of equipment financing obligations     (29,297)     (25,120)
  Payment of dividends                              (4,506)      (4,243)
  Proceeds of stock options exercised                1,456          391
  Common stock acquired and retired                (21,664)     (17,217)
  Other                                                (93)        -
    Net cash (used in) provided by
     financing activities                           (8,511)      38,347

Net (decrease) increase in cash                     (1,252)      32,893

Cash beginning of period                            17,637       31,207
Cash end of period                                $ 16,385     $ 64,100

Supplemental information:
  Interest paid                                   $ 24,339     $ 23,114
  Income taxes paid                               $  5,011     $  3,353














FORM 10-Q                                                    Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1998 vs. Six Months Ended March 31, 1997
    Revenues increased by $27,999,000 (10.5%) as full-service lease, logistics and commercial rental revenues all improved over the same period last year. Revenues from long-term contracts for full-service leasing and dedicated logistics services continued to expand as demand for transportation services remained strong. The size of the commercial rental fleet as well as its utilization rate increased over the prior year and reflected steady demand for rental trucks.

    Operating expenses increased by $8,590,000 (7.7%) reflecting the increase in revenues. Continued growth in the Company's logistics business increased drivers' payroll by $5,026,000 while shop and other operating payrolls increased by $2,098,000. Fuel costs related to the logistics business increased by $1,336,000 reflecting the higher level of business. Operating expenses as a percent of revenues were 40.8% and 41.9% in 1998 and 1997, respectively.

    Depreciation expense increased by $5,570,000 (6.7%) due to the increased investment in equipment on operating leases and related transportation service facilities. The increased investment in revenue-producing equipment and related service facilities continued to reflect the increased level of business.

    Gain on the sale of property and equipment decreased by $1,020,000 (18.1%) principally due to the combination of lower unit selling prices and higher net book values on the units sold.

    Selling and administrative expenses increased by $2,913,000 (12.2%), reflecting increased salaries, wages and commissions of $1,577,000, increased advertising expenses of $614,000 and increased data processing costs of $486,000. As a percent of revenues, selling and administrative expenses increased to 9.1% in 1998 from 9.0% in 1997.

    Interest expense increased by $1,081,000 (4.5%) due to the increased level of borrowings when compared with the same period last year. Interest rates remained essentially unchanged during both periods.

    The effective income tax rate for the first six months of both 1998 and 1997 was 39.0%.

    Net earnings increased by $5,382,000 (30.8%) to $22,833,000 or $.37 per diluted share from $17,451,000 or $.27 per diluted share in fiscal 1997. The increased net earnings resulted from higher revenues which were reduced in part by the incremental costs associated with such revenues.

Results of Operations: Quarter Ended March 31, 1998 vs. Quarter Ended March 31, 1997
    Revenues for the quarter ended March 31, 1998 were $145,050,000 compared with $132,376,000 for the same quarter last year. The increase of $12,674,000 (9.6%) was broad-based as full-service lease, logistics and commercial rental revenues all improved over last year.

FORM 10-Q                                                    Page 7 of 10

    Operating expenses increased by $3,423,000 (6.0%) reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the logistics business in which drivers' wages increased by $2,252,000 and fuel expense increased by $783,000 reflecting the higher level of business. Operating expenses as a percent of revenues improved from 43.0% for the quarter ended March 31, 1997 to 41.6% for the quarter ended March 31, 1998.

    Depreciation expense increased by $2,842,000 (6.8%) due to the increased investment in equipment on operating leases and related transportation service facilities. As a percent of revenues, depreciation expense decreased to 30.9% in 1998 from 31.7% in 1997.

    Gain on the sale of property and equipment decreased by $742,000 (23.0%) principally due to the realization of lower unit selling prices.

    Selling and administrative expenses increased by $1,225,000 (9.9%). The most significant fluctuations resulted from increased compensation costs, reflecting the higher level of business, of $654,000 and increased data processing costs of $246,000. As a percent of revenues, selling and administrative expenses increased to 9.4% in 1998 from 9.3% in 1997.

    Interest expense increased by $686,000 (5.8%) and reflected the increased level of borrowings during the second quarter when compared with the same period last year.

    The effective income tax rates for the second fiscal quarter of 1998 and 1997 were 38.9% and 39.0%, respectively.

    Net earnings increased by $2,308,000 (30.3%) to $9,936,000 or $.16 per diluted share from $7,628,000 or $.12 per diluted share in fiscal 1997. The increased net earnings resulted from the higher revenues which were reduced in part by the incremental costs associated with such revenues. Also, the relatively mild winter throughout most of the United States contributed to the improved results.

Liquidity and Capital Resources
    Cash flows from operating activities of $114,266,000 were generated principally from net earnings of $22,833,000 and the noncash depreciation and amortization expenses totaling $89,474,000. Investing activities used $107,007,000 of cash for the purchase of property and equipment net of the cash proceeds received from the sale of equipment. The net cash flow from operating activities less cash used for investing activities of $7,259,000 plus $45,593,000 of proceeds from equipment financing obligations and available cash balances were used to pay dividends, repurchase 1,230,250 shares of the Company's $1 par value common stock and to reduce equipment financing obligations by $29,297,000.

    The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility of which $69,000,000 was available at March 31, 1998. This credit facility requires the maintenance of specified financial ratios and restricts payments to the Company.




FORM 10-Q                                                    Page 8 of 10

    At March 31, 1998, the Company could sell an additional $155,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

    Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1997. For further details, see the Company's 1997 Annual Report on Form 10-K for the year ended September 30, 1997.


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

    None.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on January 29, 1998. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 29, 1998 to elect one Class I Director to the Board of Directors, Patrick J. Bagley was elected; and two Class III Directors to the Board of Directors, Henry B. Tippie and John W. Rollins were elected. At the meeting, 33,107,826 affirmative votes were cast for Patrick J. Bagley. There were no votes cast against the nominee and 810,064 were withheld. Also at the meeting, 33,105,544 and 33,102,535 affirmative votes were cast for Henry B.Tippie and John W. Rollins, respectively. There were no votes cast against the nominees and 812,346 and 815,355 votes were withheld from Henry B. Tippie and John W. Rollins, respectively.

    Additionally, the Company's 1997 Stock Option Plan was approved as proposed by Proposal No. 2. At the meeting, 25,922,949 affirmative votes and 7,820,544 negative votes were cast on Proposal No. 2 while 174,397 shares abstained.

FORM 10-Q                                                    Page 9 of 10

Item 5.  Other Information
    The unaudited condensed consolidated statement of earnings for the twelve months ended March 31, 1998 shown below has been included in accordance with provisions of the Securities Act of 1933. This statement has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)

                                                    Twelve Months Ended
                                                      March 31, 1998

     Revenues                                             $584,703

     Expenses:
       Operating                                           237,547
       Depreciation                                        175,609
       Gain on sale of property
         and equipment                                     (11,210)
       Selling and administrative                           53,370
                                                           455,316
     Operating earnings                                    129,387

        Interest expense                                    50,351
     Earnings before income taxes                           79,036

     Income taxes                                           30,860
     Net earnings                                         $ 48,176

     Earnings per share - basic and diluted               $    .78

     Dividends paid per common share                      $   .147

FORM 10-Q                                                   Page 10 of 10

Item 6.  Exhibits and Reports on Form 8-K
  (a) Exhibits
        Exhibit 4  - Amendment to Rights Agreement
        Exhibit 27 - Financial Data Schedule

  (b) Reports on Form 8-K
        None

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April 29, 1998                Rollins Truck Leasing Corp.
                                              (Registrant)




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