Form 10-Q
period 1998-06-30
ROLLINS TRUCK LEASING CORP
filed 1998-08-04
CIK 84244

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1998


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of June 30, 1998 was 59,327,221.

FORM 10-Q                                                     Page 2 of 9

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                              Three Months Ended     Nine Months Ended
                                    June 30,              June 30,
                                1998      1997        1998      1997

Basic EPS                      59,676    61,935      60,782    63,054
Effect of assumed option
 exercises                        834       693         832       635
Diluted EPS                    60,510    62,628      61,614    63,689


     No adjustments to net earnings available to common shareholders were required during the periods presented.

C.   Stock Split Adjustments
     Throughout this report, share data have been adjusted, where appropriate, to reflect the three-for-two common stock split distributed on March 16, 1998.

FORM 10-Q                                                     Page 3 of 9


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                  Quarter Ended       Nine Months Ended
                                     June 30,              June 30,
                                 1998       1997       1998       1997

Revenues                       $155,215   $142,095   $449,287   $408,168

Expenses:
  Operating                      61,137     57,971    181,257    169,501
  Depreciation                   46,243     42,449    135,547    126,183
  Gain on sale of property
    and equipment                (1,896)    (3,066)    (6,525)    (8,715)
  Selling and administrative     13,985     12,799     40,769     36,670
                                119,469    110,153    351,048    323,639

Operating earnings               35,746     31,942     98,239     84,529

Interest expense                 13,176     12,729     38,237     36,709
Earnings before income taxes     22,570     19,213     60,002     47,820

Income taxes                      8,724      7,446     23,323     18,602
Net earnings                   $ 13,846   $ 11,767   $ 36,679   $ 29,218

Earnings per share
               - Basic         $    .23   $    .19   $    .60   $    .46

               - Diluted       $    .23   $    .19   $    .60   $    .46

Average common shares
 outstanding (000)
               - Basic           59,676     61,935     60,782     63,054
               - Diluted         60,510     62,628     61,614     63,689

Dividends paid per
   common share                $    .04   $   .033   $   .113   $    .10

FORM 10-Q                                                     Page 4 of 9

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                                  June 30,  September 30,
               ASSETS                               1998        1997
Current assets
 Cash                                            $   12,443  $   17,637
 Accounts receivable, net of allowance for
   doubtful accounts of: June-$2,318;
   September-$2,126                                  71,427      71,165
  Inventories                                         7,165       8,659
  Prepaid expenses                                   16,648      15,465
  Refundable income taxes                              -            965
  Deferred income taxes                               7,151       7,152
     Total current assets                           114,834     121,043

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  June-$464,704; September-$417,497                 903,545     847,910
Other property and equipment, at cost,
  net of accumulated depreciation of:
  June-$84,738; September-$75,964                   213,031     204,745
Excess of cost over net assets of
  businesses acquired                                11,901      12,156
Other assets                                          5,456       5,937
     Total assets                                $1,248,767  $1,191,791

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $    9,952  $   10,451
  Accrued liabilities                                50,253      51,952
  Income taxes payable                                2,569        -
     Total current liabilities                       62,774      62,403

Equipment financing obligations                     719,689     671,822
Other liabilities                                    14,431      13,955
Deferred income taxes                               166,279     154,937

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: June-59,327,221;
    September-61,601,112                             59,327      41,067
  Additional paid-in capital                            101         274
  Retained earnings                                 226,166     247,333
     Total shareholders' equity                     285,594     288,674
     Total liabilities and shareholders' equity  $1,248,767  $1,191,791




FORM 10-Q                                                     Page 5 of 9
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                    Nine Months Ended
                                                         June 30,
                                                    1998         1997

Cash flows from operating activities:

  Net earnings                                    $ 36,679     $ 29,218
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                135,802      126,438
      Net gain on sale of property and equipment    (6,525)      (8,715)
      Changes in assets and liabilities:
         Accounts receivable                          (261)      (5,346)
         Accounts payable and accrued liabilities   (2,205)       2,584
         Current and deferred income taxes          14,877       11,704
         Other, net                                  1,268          755
    Net cash provided by operating activities      179,635      156,638

Cash flows from investing activities:
  Purchase of property and equipment              (238,154)    (215,643)
  Proceeds from sales of equipment                  45,211       54,917
    Net cash used in investing activities         (192,943)    (160,726)

Cash flows from financing activities:
  Proceeds of equipment financing obligations       88,171      120,553
  Repayment of equipment financing obligations     (40,198)     (89,783)
  Repayment of long-term debt                          (99)         (91)
  Payment of dividends                              (6,887)      (6,301)
  Proceeds of stock options exercised                1,816          498
  Common stock acquired and retired                (34,596)     (28,892)
  Other                                                (93)        -
    Net cash provided by (used in)
     financing activities                            8,114       (4,016)

Net (decrease) in cash                              (5,194)      (8,104)

Cash beginning of period                            17,637       31,207
Cash end of period                                $ 12,443     $ 23,103

Supplemental information:
  Interest paid                                   $ 31,475     $ 31,667
  Income taxes paid                               $  8,446     $  6,898












FORM 10-Q                                                     Page 6 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1998 vs. Nine Months Ended June 30, 1997
    Revenues increased by $41,119,000 (10.1%) as full-service lease, logistics and commercial rental revenues all improved over the same period last year.

    Operating expenses increased by $11,756,000 (6.9%) reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the logistics business in which drivers' wages increased by $6,986,000 and vehicle expenses increased by $4,287,000. Operating expenses as a percentage of revenues were 40.3% and 41.5% in 1998 and 1997, respectively.

    Depreciation expense increased by $9,364,000 (7.4%) due to the increased investment in equipment on operating leases and related transportation service facilities. The increased investment in revenue-producing equipment and related service facilities continued to reflect the increased level of business.

    Gain on the sale of property and equipment decreased by $2,190,000 (25.1%) principally due to lower unit selling prices realized on fewer units of transportation equipment sold.

    Selling and administrative expenses increased by $4,099,000 (11.2%), reflecting increased salaries, wages and commissions of $2,149,000, increased information technology costs of $988,000 and increased advertising expenses of $635,000 As a percent of revenues, selling and administrative expenses increased to 9.1% in 1998 from 9.0% in 1997.

    Interest expense increased by $1,528,000 (4.2%) due to the increased level of borrowings when compared with the same period last year. Interest rates remained essentially unchanged during both periods.

    The effective income tax rate for the first nine months of both 1998 and 1997 was 38.9%.

    Net earnings increased by $7,461,000 (25.5%) to $36,679,000 or $.60 per diluted share from $29,218,000 or $.46 per diluted share in fiscal 1997. Higher revenues, which were reduced in part by the incremental costs associated with such revenues, produced the increased net earnings.

Results of Operations:  Quarter Ended June 30, 1998 vs. Quarter Ended June
30, 1997
    Revenues for the quarter ended June 30, 1998 were $155,215,000 compared with $142,095,000 for the same quarter last year. The increase of $13,120,000 (9.2%) was broad-based as full-service lease, logistics and commercial rental revenues all improved over last year.

    Operating expenses increased by $3,166,000 (5.5%) reflecting the increase in revenues. Drivers' wages associated with the logistics business increased by $1,960,000 and shop payroll increased by $766,000 reflecting the overall higher level of business. Operating expenses as a percentage of revenues decreased to 39.4% in 1998 from 40.8% in 1997.

FORM 10-Q                                                     Page 7 of 9

    Depreciation expense increased by $3,794,000 (8.9%) due to the increased investment in equipment on operating leases and related transportation service facilities. As a percent of revenues, depreciation expense decreased to 29.8% in 1998 from 29.9% in 1997.

    Gain on the sale of property and equipment decreased by $1,170,000 (38.2%) principally due to the sale of fewer units and the realization of lower unit selling prices.

    Selling and administrative expenses increased by $1,186,000 (9.3%) reflecting increased salaries, wages and commissions of $573,000 and increased information technology costs of $322,000. As a percent of revenues, selling and administrative expenses were 9.0% in both 1998 and 1997.

    Interest expense increased by $447,000 (3.5%) due to the increased level of borrowings compared with the same period last year.

    The effective income tax rates for the third fiscal quarter of 1998 and 1997 were 38.7% and 38.8%, respectively.

    Net earnings increased by $2,079,000 (17.7%) to $13,846,000 or $.23 per diluted share from $11,767,000 or $.19 per diluted share in fiscal 1997. Higher revenues, which were reduced in part by the incremental costs associated with such revenues, produced the increased net earnings.

Liquidity and Capital Resources
    Cash flows from operating activities of $179,635,000 were generated principally from net earnings of $36,679,000 and the noncash depreciation and amortization totaling $135,802,000. The net cash provided by operating activities plus the proceeds of equipment financing obligations of $88,171,000 and cash proceeds received from the sale of equipment of $45,211,000 were used to purchase property and equipment for $238,154,000, reduce equipment financing obligations by $40,198,000, repurchase and retire common stock for $34,596,000 and pay dividends.

    The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility of which $51,500,000 was available at June 30, 1998. This credit facility requires the maintenance of specified financial ratios and restricts payments to the Company.

    On May 27, 1998, the Company arranged for the private placement of $75,000,000 of 6.52% Series S Collateral Trust Debentures due July 15, 2005. Closing occurred on July 16, 1998.

    At June 30, 1998, the Company could sell an additional $155,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.


FORM 10-Q                                                     Page 8 of 9

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



FORM 10-Q                                                     Page 9 of 9

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


DATE:   August 4, 1998                 Rollins Truck Leasing Corp.
                                              (Registrant)


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