Form 10-K
period 1998-09-30
ROLLINS TRUCK LEASING CORP
filed 1998-12-09
CIK 84244

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

          For the fiscal year ended     September 30, 1998

                                 OR

/___/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from __________ to ____________

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $564,884,000 as of October 31, 1998.

      The number of shares of registrant's common stock outstanding as of October 31, 1998 was 58,432,281.

      The following documents are incorporated by reference:

                                   Part of this form into which
              Document                     incorporated

Proxy Statement in connection with
 Annual Meeting of Shareholders
 to be held January 28, 1999                      III
                               PART I


ITEM I.     BUSINESS.
    The Registrant, Rollins Truck Leasing Corp., together with its subsidiaries, is referred to as the "Company" unless the context clearly indicates otherwise.

(a) General Development of Business
    There have been no significant changes in the business of the Company since September 30, 1997.

(b) Financial Information about Industry Segments
    The Company operates principally in one industry segment and through its principal subsidiaries, Rollins Leasing Corp. ("Rollins") and Rollins Logistics Inc., is engaged primarily in full-service truck leasing and rentals and the provision and management of transportation and logistics systems. All of the Company's operations currently are conducted within the United States. The financial information concerning this business is included in this 1998 Annual Report on Form 10-K.

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

    Through Rollins Logistics, Inc. and its subsidiaries, the Company provides and manages transportation and logistics systems for companies in a wide range of industries throughout the United States. These services are designed to meet the higher demand for the outsourcing of transportation, distribution and logistics functions. Dedicated Carriage Services analyzes a customer's specific distribution needs and then custom-designs and operates a transportation/distribution system, which can include any of the services mentioned previously plus management, drivers and other operating personnel. The Company also offers logistics management services and warehouse management to companies that desire to outsource their distribution and warehousing functions to a third-party provider. These services can range from selection and negotiation of core carrier contracts to selection of the most cost effective carrier for specific traffic lane movements.

    The commercial rental fleet, which at September 30, 1998 consisted of more than 9,000 units with payload capacities ranging from 4,000 to 45,000 pounds, offers tractors, trucks and trailers to customers for short periods of time ranging from one day to several months. The Company's commercial rental fleet also provides additional vehicles to full service lease customers to handle their peak or seasonal business needs. The rental fleet's average age is approximately two years. The utilization rate of the rental fleet during fiscal year 1998 averaged in excess of 85%. Rollins does not offer services in the consumer one-way truck rental market.

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

    At September 30, 1998, a total of 3,934 persons were employed by the Company.

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

    The Company's principal operating properties consist of land and buildings used in its truck leasing and rental business. These properties generally consist of an equipment repair facility and administrative offices. Rollins owns or leases 206 facilities in 42 states.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
    NONE.







                                            PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

                                  STOCK PRICES AND DIVIDENDS

    At September 30, 1998, there were 2,238 holders of record of the Common Stock.

    The range of share prices for the Common Stock on the New York and Pacific Stock Exchanges
and per share dividends paid on Common Stock for the fiscal years ended September 30, 1998 and
1997 are as follows:

                                     Prices (1)                         Dividends (1)
                            1998                   1997               1998      1997
                       High       Low         High        Low
Fiscal Quarter
 First ........      $12 1/4   $10 5/16     $ 8 3/4    $ 7           $.037     $.033
 Second .......       14 5/16   11 7/16       9 5/16     8 1/16       .037      .033
 Third ........       14        11 1/4       10          8 1/2        .04       .033
 Fourth .......       13 3/8     8 7/8       11 11/16    9 1/4        .04       .033


 (1) Adjusted for the three-for-two common stock split distributed on March 16, 1998.

ITEM 6.     SELECTED FINANCIAL DATA.

                               FIVE-YEAR SELECTED FINANCIAL DATA
                        (Dollars in Millions, Except Per Share Amounts)
Fiscal Year Ended September 30,         1998        1997       1996       1995       1994
Revenues                                610.2       556.7      513.8      482.6      450.9
Earnings before income taxes             85.1        70.2       55.9       67.1       66.4
Net earnings                             52.0        42.8       34.1       41.3       39.8
Earnings per share:  Basic (1)            .86         .68        .52        .61        .57
Earnings per share:  Diluted (1)          .85         .68        .52        .61        .57
Dividends per common share (1)            .15         .13        .12        .11        .09
At September 30,
Total assets                          1,296.5     1,191.8    1,125.2    1,027.0      909.7
Equipment on operating leases, net      924.9       847.9      784.3      727.9      637.8
Equipment financing obligations         749.9       671.8      641.4      574.2      499.2
Shareholders' equity                    292.0       288.7      284.0      275.6      251.2

(1)  Adjusted for the three-for-two common stock split distributed on March 16, 1998.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
       Items in Rollins Truck Leasing Corp.'s Consolidated Statement of Earnings for the three years ended September 30, 1998 as a percentage of revenues and the percentage changes in dollar amounts of the items compared with the previous year are as follows:

                                                    Percentage
                   Percentage of Revenue       Increase (Decrease)
                  Year ended September 30,   Year 1998    Year 1997
                   1998     1997     1996     Over 1997    Over 1996

Revenues           100.0%  100.0%   100.0%        9.6%        8.4%

Expenses
 Operating          40.0    41.1     41.2         6.7         8.0
 Depreciation       30.1    30.5     30.8         7.9         7.3
 Gain on sale       (1.6)   (2.2)    (1.4)      (20.0)       53.8
 Selling and
  administrative     9.1     9.1      9.3        10.1         5.1
                    77.6    78.5     79.9         8.3         6.5

Operating earnings  22.4    21.5     20.1        14.4        15.5

Interest expense     8.4     8.9      9.2         4.7         3.8

Earnings before
  income taxes      14.0    12.6     10.9        21.2        25.5

Income taxes         5.5     4.9      4.3        20.7        25.7

Net earnings         8.5%    7.7%     6.6%       21.6%       25.4%


Fiscal Year 1998 vs. 1997
   Revenues increased by $53.5 million as full-service lease, logistics and commercial rental revenues all improved over the prior year. Full-service lease, guaranteed maintenance and logistics revenues represented approximately 74% of total revenues. The revenue increase was in large part volume-related as competitive conditions limited price increases. Commercial rental revenues, which represented the remainder of total revenues, increased by 14.7% and was in part due to improved pricing and the increased level of business experienced in 1998.

   Operating expenses increased by $15.3 million reflecting the increase in revenues. The more significant operating expense increases resulted from increased drivers' wages of $9.0 million and increased shop payroll of $3.1 million. The remainder of the operating expense increase was broad-based and resulted from the overall higher level of business.

   Depreciation increased by $13.4 million principally due to the increased investment in equipment on operating leases and related transportation service facilities required to support the current level of business.

   Gain on sale of property and equipment decreased by $2.4 million to $9.8 million when compared with the 1997 gain of $12.2 million. The decrease resulted from lower unit selling prices realized on fewer units of equipment sold.

   Selling and administrative expenses increased by $5.0 million to $55.5 million from $50.5 million in 1997. Increased salaries, wages and sales commissions accounted for $3.0 million of the increase and reflected the higher level of business in 1998. Increased advertising costs of $1.1 million and increased information technology costs of $.9 million accounted for the most significant portion of the remainder of the increase.

   Interest expense increased by $2.3 million due to the higher level of borrowings related to the purchase of additional equipment when compared with the prior year. Interest rates remained essentially unchanged during the year.

   The effective income tax rate was 38.9% in 1998 and 39.0% in 1997.

   Net earnings increased by $9.2 million to $52.0 million or $.85 per diluted share from $42.8 million or $.68 per diluted share in 1997. Higher revenues, which resulted from the increased volume of business, produced the increased net earnings.

Fiscal Year 1997 vs. 1996
   Revenues increased by $42.9 million as revenues from all areas of operation improved over the prior year. The increase in full-service lease, guaranteed maintenance and logistics revenues, which represent approximately 75% of total revenues, was principally volume-related as industry competition limited price increases. Commercial rental revenues, which represent the remainder of total revenues, increased by 4.9% in large part due to improved pricing in 1997 when compared with the competitive pricing effects experienced in 1996.

   Operating expenses increased by $17.0 million reflecting the increase in revenues. The more significant operating expense increases resulted from the continued growth in the dedicated contract carriage and logistics business in which drivers' wages increased by $8.9 million and vehicle expenses increased by $5.7 million. Operating expenses as a percentage of revenues decreased to 41.1% in 1997 from 41.2% in 1996.

   Depreciation expense increased by $11.6 million principally due to the increased investment in equipment on operating leases required to support the current level of business. Depreciation as a percentage of revenues decreased to 30.5% in 1997 compared with 30.8% in 1996.


   Gain on the sale of property and equipment increased by $4.3 million to $12.2 million when compared with the 1996 gain of $7.9 million. The increase resulted from the sale of more vehicles at higher selling prices reflecting the stable market for used equipment in 1997.

   Selling and administrative expenses increased by $2.5 million to $50.5 million from $48.0 million in 1996. Increased salaries, wages and sales commissions accounted for $2.3 million of the increase and reflected the higher level of business in 1997. As a percentage of revenues, selling and administrative expenses decreased to 9.1% in 1997 from 9.3% in 1996.

   Interest expense increased by $1.8 million principally due to the increase in average borrowings related to the purchase of additional equipment offset in part by a lower average interest rate on the Company's Collateral Trust Debentures.

   The effective income tax rate for both 1996 and 1997 was 39.0%.

   Net earnings increased by $8.7 million to $42.8 million or $.68 per diluted share from $34.1 million or $.52 per diluted share in 1996.
The increased net earnings resulted from higher revenues, which were reduced in part by the incremental costs associated with such revenues.

Liquidity and Capital Resources
   The Company's primary operation is the full-service leasing and rental of tractors, trucks and trailers, which requires substantial amounts of capital and access to financing sources. At September 30, 1998, equipment on operating leases of $924.9 million represented 71.3% of the Company's assets. Funds for the acquisition of this equipment are provided principally by the cash flows from operations, the proceeds from the sale of used equipment and borrowings under the Company's revolving credit facility. Cash flows from operating activities of $245.2 million were generated principally from net earnings of $52.0 million and the noncash depreciation and amortization totaling $183.8 million. Because existing leases provide the primary source of funds from operations, the Company expects a similar amount of funds to be generated in 1999.

   Investing activities reflect the Company's capital expenditures of $332.8 million in 1998 and $303.1 million in 1997. Proceeds from the sale of equipment amounted to $67.5 million in 1998 and $75.6 million in 1997. At September 30, 1998, the Company's commitment for the purchase of revenue equipment was $166.1 million. Based on the current level of business and including commitments already made at September 30, 1998, the Company anticipates spending approximately $325.0 million for equipment and facilities in 1999.

   Equipment financing obligations increased to $749.9 million at September 30, 1998 from $671.8 million a year earlier. Borrowings from external sources included equipment term loans, capitalized leases and, in July 1998, the sale of $75.0 million of 6.52% Collateral Trust Debentures, Series S, due July 15, 2005.

   At September 30, 1998, the Company could sell an additional $155.0 million of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

   The Company's principal subsidiary, Rollins Leasing Corp., has revolving credit facilities available which aggregate $100.0 million at September 30, 1998. These facilities, used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing, require the maintenance of specified financial ratios and restricts payments to the Company. At the option of the banks who provide the facilities, the facilities and the Company's Collateral Trust Debentures may be secured by certain leasing equipment.

   During 1998, the Company's financing activities included an increase in equipment financing obligations of $78.1 million, payment of dividends of $9.2 million and the purchase and retirement of 3,090,900 shares of $1 par value common stock for $41.4 million. At September 30, 1998, the Company was authorized to purchase 1,010,000 additional shares of its stock.

   At September 30, 1998 and 1997, the debt to equity ratio of the Company was 2.6 to 1 and 2.3 to 1, respectively.

Impact of Recent Accounting Pronouncements
   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard on October 1, 1998, will not impact results of operations or financial condition.

   In February 1998, the FASB issued SFAS No. 132, "Employers'
Disclosures about Pension and Other Postretirement Benefits," which is effective for financial statements issued for periods beginning after December 15, 1997. This statement standardizes the disclosure requirements of previous standards. The adoption of this standard will not impact results of operations or financial condition.

Year 2000 ("Y2K") Issues
   The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessments included a review of what systems and equipment need to be changed or replaced in order to function correctly. The Company has further determined that onboard computer systems in Company-owned vehicles are not affected by the Y2K problem.


   The Company's Y2K project was broken down into Corporate host-based systems and field-based data collection processes. Overall, the Company's work effort is allocated approximately 80 percent to host-based systems and 20 percent to field-based data processes. The Company expects that all host-based coding and testing will be completed by the end of calendar year 1998 and that full production implementation will have been completed with regard to 90 percent of the remediated systems. The remaining production implementation is planned for the first quarter of 1999.

   As part of the Company's remediation efforts, the field data collection systems are being rewritten. The Company expects that 20 percent of this effort will be completed by the end of calendar year 1998 and that the remaining required remediation efforts will be completed by the end of the first quarter of 1999.

   With the exception of remediation and implementation consequences not known to the Company at this time, the Company believes that all systems should be fully implemented by the end of the second quarter of 1999.

   As part of the Company's assessment of Y2K issues, consideration was given to the possible impact upon the Company from using purchased software, suppliers and outside service providers. The Company's efforts with regard to Y2K issues are dependent in part upon information received from such suppliers and vendors upon which the Company has reasonably relied. While it is not possible for the Company to predict all future outcomes and eventualities, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its use of suppliers and outside service providers.

   The Company estimates that it will spend approximately $1.5 million to fully implement its Y2K compliance program. All Y2K costs have been and will continue to be funded from operations.

   The Company has formulated a contingency plan to deal with Y2K issues. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one requiring possible further modification as more information becomes known regarding (1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors.

   As significant Y2K uncertainties remain outside the control of the Company, at this time the Company is unable to determine a most reasonably likely worst case scenario.

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

ITEM 9.     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE.
       NONE.

                              PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
       Except as presented below, the information called for by this
Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 28, 1999.

   Executive Officers of the Registrant. As of October 31, 1998, the Executive Officers of the registrant were:

    Name                 Position                Age   Term of Office

Patrick J. Bagley    Vice President-Finance and   51    7/87 to date
                     Treasurer                          1/87 to date

I. Larry Brown       President,                   53    1994 to date
                     Rollins Leasing Corp.

Michael B. Kinnard   Vice President-General       40    10/94 to date
                     Counsel and Secretary              10/94 to date

John W. Rollins      Chairman of the Board and    82    1954 to date
                     Chief Executive Officer            10/74 to date

John W. Rollins, Jr. President and Chief          56    9/75 to date
                     Operating Officer and Director

Henry B. Tippie      Chairman of the Executive    71    3/74 to date
                     Committee and Vice Chairman
                     of the Board

   I. Larry Brown has been employed by Rollins Leasing Corp., a wholly owned subsidiary of Rollins Truck Leasing Corp., since 1973. Mr. Brown has been President of Rollins Leasing Corp. since 1994 and Chief
Executive Officer since 1996.

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

ITEM 11.    EXECUTIVE COMPENSATION.
       The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 28, 1999.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.
       The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 28, 1999.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
       During the year ended September 30, 1998, the following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 11.4% of the outstanding shares of Common Stock of Matlack Systems, Inc. at October 31, 1998.

       The following officers and/or directors of the Company were also officers and/or directors of Dover Downs Entertainment, Inc.; Patrick J. Bagley, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John W. Rollins owns directly and of record 33.7% of the outstanding shares of Common Stock of Dover Downs Entertainment, Inc. at October 31, 1998.

       The description of transactions between the Company and Matlack Systems, Inc. and between the Company and Dover Downs Entertainment, Inc. appears under the caption "Transactions with Related Parties" of this 1998 Annual Report on Form 10-K.

                               PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K.

(a)    Financial Statements, Financial Statement Schedules and
       Exhibits.

  (1) Financial Statements - See accompanying Index to Consolidated Financial Statements and Schedules.

  (2)  Financial Statements Schedules - See accompanying Index to
       Consolidated Financial Statements and Schedules.

  (3) Exhibits:
       (3)(a) Restated Certificate of Incorporation of Rollins Truck Leasing Corp. as last amended on January 25, 1990, as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.

       (3)(b) By-Laws of Rollins Truck Leasing Corp. as last amended on October 30, 1997, as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.

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

       (4)(g) Eleventh Supplemental Collateral Trust Indenture dated March 15, 1993 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

       (4)(h) Twelfth Supplemental Collateral Trust Indenture dated March 15, 1994 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

       (4)(i) Thirteenth Supplemental Collateral Trust Indenture dated March 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

       (4)(j) Fourteenth Supplemental Collateral Trust Indenture dated May 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

       (4)(k) Fifteenth Supplemental Collateral Trust Indenture dated March 15, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

       (4)(l) Sixteenth Supplemental Collateral Trust Indenture dated August 7, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

       (4)(m) Seventeenth Supplemental Collateral Trust Indenture dated as of March 10, 1997 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by the Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.

       (4)(n) RLC CORP. (now known as Rollins Truck Leasing Corp.) Rights Agreement dated as of June 14, 1989 as last amended on February 13, 1998.

       (4)(o) Eighteenth Supplemental Collateral Trust Indenture dated as of July 16, 1998 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, an Eighth Supplemental Indenture thereto dated as of May 15, 1990 and by the Seventeenth Supplemental Indenture dated as of March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

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

       (10)(d) Rollins Truck Leasing Corp. 1997 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 29, 1998, is incorporated herein by reference.

       (21)    Rollins Truck Leasing Corp. Subsidiaries at September
               30, 1998.

       (23) Consent of KPMG Peat Marwick LLP, Independent Auditors, providing for incorporation by reference of their report dated October 27, 1998 into Registration Statement No. 333-21835 filed on Form S-3.

       (27)(a) Rollins Truck Leasing Corp. Financial Data Schedule at September 30, 1998.

           (b) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended March 31, 1998.

           (c) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended December 31, 1997.

           (d) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Year ended September 30, 1997.

           (e) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended June 30, 1997.

           (f) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended March 31, 1997.

           (g) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended December 31, 1996.

           (h) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Year ended September 30, 1996.

(b) Reports on Form 8-K.

    None.

                             SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   December 9, 1998        ROLLINS TRUCK LEASING CORP.
                                        (Registrant)


                           BY:  /s/ John W. Rollins, Jr.
                                John W. Rollins, Jr.
                                President and Chief Operating Officer
                                and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Patrick J. Bagley  Vice President-Finance      December 9, 1998
Patrick J. Bagley      and Treasurer
                       Chief Financial Officer
                       Chief Accounting Officer
                       Director

/s/ John W. Rollins    Chairman of the Board       December 9, 1998
John W. Rollins        and Chief Executive Officer


/s/ Gary W. Rollins    Director                    December 9, 1998
Gary W. Rollins


/s/ Henry B. Tippie    Chairman of the Executive   December 9, 1998
Henry B. Tippie        Committee and Vice Chairman
                       of the Board

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(1) Consolidated
                                                            Page(s)
    Independent Auditors' Report on Financial Statements
      and Financial Statement Schedules                       19

    Consolidated Statement of Earnings for the years
      ended September 30, 1998, 1997 and 1996                 20

    Consolidated Balance Sheet at September 30, 1998
      and 1997                                                21

    Consolidated Statement of Cash Flows for the years
      ended September 30, 1998, 1997 and 1996                 22

    Notes to the Consolidated Financial Statements          24 to 35



(2) Financial Statement Schedules

    Rollins Truck Leasing Corp. (Parent)
      Schedule I - Condensed Financial Information

      Balance Sheet at September 30, 1998 and 1997            36

      Statement of Earnings for the years ended
        September 30, 1998, 1997 and 1996                     38

      Statement of Cash Flows for the years ended
        September 30, 1998, 1997 and 1996                     39

      Notes to the Financial Statements                       41

    Rollins Truck Leasing Corp. and Subsidiaries Consolidated

      Schedule II - Valuation and Qualifying Accounts
          for the years ended September 30, 1998,
          1997 and 1996                                       42

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        KPMG Peat Marwick LLP

Philadelphia, Pennsylvania
October 27, 1998

CONSOLIDATED STATEMENT OF EARNINGS

                                       Year Ended September 30,
                          1998           1997           1996
Revenues                  $610,157,000   $556,704,000   $513,779,000
Expenses
 Operating                 244,260,000    228,957,000    211,919,000
 Depreciation              183,465,000    170,039,000    158,407,000
 Gain on sale of property
  and equipment             (9,787,000)   (12,230,000)    (7,950,000)
 Selling and administrative 55,530,000     50,457,000     47,995,000
                           473,468,000    437,223,000    410,371,000

Operating earnings         136,689,000    119,481,000    103,408,000
Interest expense            51,586,000     49,270,000     47,481,000
Earnings before
 income taxes               85,103,000     70,211,000     55,927,000
Income taxes                33,080,000     27,417,000     21,811,000

Net earnings              $ 52,023,000   $ 42,794,000   $ 34,116,000

Earnings per share (1)
        Basic             $        .86   $        .68   $        .52
        Diluted           $        .85   $        .68   $        .52

Average common shares and equivalents outstanding (1)
        Basic               60,340,000     62,681,000     65,076,000
        Diluted             61,130,000     63,362,000     65,595,000


(1) Adjusted for the three-for-two common stock split distributed on March 16, 1998.



The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                     September 30,
                                     1998            1997
                          ASSETS
Current assets
 Cash                                $   27,015,000  $   17,637,000
 Accounts receivable, net of
  allowance for doubtful accounts:
  1998-$2,452,000; 1997-$2,126,000       75,227,000      71,165,000
 Inventories                              7,394,000       8,659,000
 Prepaid expenses                        18,056,000      15,465,000
 Refundable income taxes                      -             965,000
 Deferred income taxes                    7,034,000       7,152,000
  Total current assets                  134,726,000     121,043,000
Equipment on operating leases, net      924,887,000     847,910,000
Other property and equipment, net       219,343,000     204,745,000
Excess of cost over net assets of
 businesses acquired                     11,816,000      12,156,000
Other assets                              5,761,000       5,937,000
  Total assets                       $1,296,533,000  $1,191,791,000

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment financing obligations)
 Accounts payable                    $   12,246,000  $   10,451,000
 Accrued liabilities                     52,023,000      51,952,000
 Income taxes payable                     1,292,000          -
  Total current liabilities              65,561,000      62,403,000
Equipment financing obligations
 including maturities due within
 one year: 1998-$51,699,000;
 1997-$26,557,000                       749,876,000     671,822,000
Other liabilities                        14,144,000      13,955,000
Deferred income taxes                   174,908,000     154,937,000

Commitments and contingent liabilities
 (see Notes to the Consolidated
 Financial Statements)

Shareholders' equity
 Common stock, $1 par value,
  outstanding: 1998-58,799,281 shares;
  1997-61,601,112 shares                 58,799,000      41,067,000
 Additional paid-in capital                  11,000         274,000
 Retained earnings                      233,234,000     247,333,000
  Total shareholders' equity            292,044,000     288,674,000
  Total liabilities and
  shareholders' equity               $1,296,533,000  $1,191,791,000



The Notes to the Consolidated Financial Statements are an integral part of these statements.
CONSOLIDATED STATEMENT OF CASH FLOWS


                                       Year Ended September 30,
                         1998           1997           1996
Cash flows from
 operating activities
 Net earnings            $  52,023,000  $  42,794,000  $  34,116,000
 Adjustments to reconcile
  net earnings to net
  cash provided by
  operating activities:
  Depreciation and
    amortization           183,805,000    170,380,000    158,738,000
  Net gain on sale of
  property and equipment    (9,787,000)   (12,230,000)    (7,950,000)
  Changes in assets and
  liabilities:
    Accounts receivable     (4,062,000)    (8,776,000)    (5,443,000)
    Accounts payable and
    accrued liabilities      1,866,000      8,787,000      2,210,000
    Current and deferred
    income taxes            22,346,000     18,866,000     20,032,000
        Other, net            (961,000)     1,754,000        666,000
  Net cash provided by
  operating activities     245,230,000    221,575,000    202,369,000

Cash flows from
investing activities
 Purchase of property
 and equipment            (332,779,000)  (303,058,000)  (297,339,000)
 Proceeds from sales
 of equipment               67,526,000     75,621,000     63,090,000
 Excess of cost over
 net assets of business
 acquired                       -              -          (1,150,000)
  Net cash used in
  investing activities    (265,253,000)  (227,437,000)  (235,399,000)

Cash flows from
financing activities
 Proceeds of equipment
 financing obligations     186,930,000    140,150,000    171,406,000
 Repayment of equipment
 financing obligations    (108,876,000)  (109,690,000)  (104,256,000)
 Payment of dividends       (9,244,000)    (8,353,000)    (7,974,000)
 Proceeds of stock
 options exercised           2,051,000        818,000        540,000
 Common stock acquired
 and retired               (41,367,000)   (30,633,000)   (18,187,000)
 Other                         (93,000)        -               -
  Net cash provided by
  (used in) financing
  activities                29,401,000     (7,708,000)    41,529,000

Net increase (decrease)
in cash                      9,378,000    (13,570,000)     8,499,000
Cash beginning of period    17,637,000     31,207,000     22,708,000
Cash end of period       $  27,015,000  $  17,637,000  $  31,207,000

Supplemental information
 Interest paid           $  48,549,000  $  49,212,000  $  47,008,000
 Income taxes paid       $  10,734,000  $   8,551,000  $   1,779,000



 The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Organization and Accounting Policies
  Organization - Rollins Truck Leasing Corp. is engaged primarily in full-service truck leasing and rentals and the provision and management of transportation and logistics systems. All of the Company's operations currently are conducted within the United States.

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

  Earnings per share - The number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                            1998          1997         1996
        Basic EPS           60,340,000    62,681,000   65,076,000
        Effect of options      790,000       681,000      519,000
        Diluted EPS         61,130,000    63,362,000   65,595,000

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

  Fair values of financial instruments - The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1998.

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

Equipment on Operating Leases
  The Company's investment in equipment on operating leases is as follows:

                                            September 30,
                                    1998              1997
Transportation equipment            $1,402,267,000    $1,265,407,000
Less accumulated depreciation         (477,380,000)     (417,497,000)
                                    $  924,887,000    $  847,910,000

  Commitments for the purchase of transportation equipment amounted to $166,117,000 at September 30, 1998.

  At September 30, 1998, minimum future revenues from non-cancelable leases are as follows:

Year Ending September 30,
1999                                                  $235,809,000
2000                                                   196,112,000
2001                                                   153,835,000
2002                                                   113,522,000
2003                                                    72,084,000
Later years                                             61,290,000
Total future minimum lease revenues                   $832,652,000

Other Property and Equipment
  The Company's other property and equipment accounts are as follows:

                                            September 30,
                                    1998              1997
Land                                $ 61,190,000      $ 54,062,000
Transportation service facilities    205,923,000       188,628,000
Other operating assets                39,964,000        38,018,000
Less accumulated depreciation        (87,734,000)      (75,963,000)
                                    $219,343,000      $204,745,000

Accrued Liabilities
 Accrued liabilities are as follows:
                                            September 30,
                                    1998              1997
Employee compensation               $15,018,000       $12,619,000
Interest                              7,451,000         6,736,000
Taxes other than income              12,684,000        12,422,000
Insurance reserves                    6,781,000         7,482,000
Environmental                         3,213,000         2,769,000
Unbilled services and supplies        2,662,000         6,674,000
Other                                 4,214,000         3,250,000
                                    $52,023,000       $51,952,000

Equipment Financing Obligations
 Equipment financing obligations are as follows:
                                            September 30,
                                      1998             1997
 Revolving Credit Agreement           $    -           $ 16,500,000
 Collateral Trust Debentures:
  Series I,   10.35  %, due 2000        50,000,000       50,000,000
  Series J,     8 5/8  %, due 1998        30,000,000       30,000,000
  Series L,     7    %, due 2003        70,000,000       70,000,000
  Series M,     7    %, due 2001        60,000,000       60,000,000
  Series N,     8.27 %, due 2002       100,000,000      100,000,000
  Series O,     7.25 %, due 2005        50,000,000       50,000,000
  Series P,     6.89 %, due 2004        75,000,000       75,000,000
  Series Q,     6 7/8  %, due 2001        60,000,000       60,000,000
  Series R      7.30 %, due 2007        75,000,000       75,000,000
  Series S      6.52 %, due 2005        75,000,000            -

 Capital lease obligations              66,330,000       39,389,000

 Other equipment financing obligations  38,546,000       45,933,000
                                      $749,876,000     $671,822,000

 Credit available under the revolving credit facilities (the "Revolver") provided by two banks amounted to $100,000,000 at September 30, 1998. At the option of the banks, the Revolver and the Collateral Trust Debentures may be secured by certain leasing equipment. Termination of the Revolver would result in repayment of the outstanding balance over 48 months in equal installments; otherwise, no repayments are required unless the financing value of the eligible equipment available as security falls below the outstanding loan balance. The Revolver provides for the maintenance of specified financial ratios and restricts payments to the Company by a consolidated subsidiary. Net assets of all subsidiaries not restricted under the Revolver totaled $238,532,000 at September 30, 1998.

 The Collateral Trust Debentures are secured by notes from Rollins
Leasing Corp.

 Capital lease obligations due within one year totaled $8,052,000 at September 30, 1998 with the balance payable through 2008. Interest rates on these obligations averaged 5.4% at September 30, 1998. The capital lease obligations are collateralized by certain leasing equipment.

 Other equipment financing obligations due within one year totaled $13,647,000 at September 30, 1998 with the balance payable through 2002. Interest rates on these obligations averaged 6.3% at September 30, 1998. The other equipment financing obligations are collateralized by certain leasing equipment.

 Equipment financing obligations due within one year are not classified as current liabilities as the Company intends and has the ability to refinance them on a long-term basis through available credit facilities.

 Based on published bid prices at September 30, 1998, the estimated fair value of the Company's Collateral Trust Debentures was $667,125,000 compared with the recorded book amount of $645,000,000. The fair value of the remaining $104,876,000 of equipment indebtedness approximates its recorded amount.

 The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 1999-$51,699,000; 2000-$66,113,000; 2001-
$136,417,000; 2002-$112,832,000 and 2003-$80,840,000.

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


 The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                               September 30,
                                       1998           1997
Actuarial present value of
 accumulated benefit obligation:
        Vested                         $42,348,000    $34,404,000
        Non-vested                       3,588,000      2,567,000
                                       $45,936,000    $36,971,000
Projected benefit obligation           $56,189,000    $43,679,000
Plan assets at market value             48,703,000     53,466,000
Projected benefit obligation in excess
 of (under) plan assets                  7,486,000     (9,787,000)
Unrecognized (loss) gain                (2,758,000)    14,721,000
Unrecognized prior service costs          (639,000)      (678,000)
Unrecognized overfunding at adoption       140,000        211,000
Accrued pension liability              $ 4,229,000    $ 4,467,000

 At September 30, 1998, the assets of the pension plans were invested 73% in equity securities, 23% in fixed income securities and the balance in other short-term interest bearing accounts.

 The discount rate was 7.0% in 1998 and 8.0% for both 1997 and 1996. The rate of assumed compensation increase and the expected long-term rate of return on assets for 1998, 1997 and 1996 were 5.0% and 9.0%, respectively.

 The components of net periodic pension cost are as follows:

                                      Year Ended September 30,
                              1998         1997         1996
Service cost                  $ 3,449,000  $ 2,735,000  $ 2,555,000
Interest cost                   3,415,000    2,969,000    2,727,000
Loss (return) on plan assets    4,976,000  (13,043,000)  (3,659,000)
Net amortization and deferral (10,378,000)   9,330,000      244,000
Net periodic pension cost     $ 1,462,000  $ 1,991,000  $ 1,867,000

 The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

 The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $119,000 in 1998, $129,000 in 1997 and $85,000 in 1996. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Shareholders' Equity
 Changes in the components of shareholders' equity are as follows:
                                              $1 Par Value    Additional
                                              Common          Paid-in         Retained
                                              Stock           Capital         Earnings
Balance at September 30, 1995                 $44,955,000     $11,453,000     $219,145,000
Net earnings                                                                    34,116,000
Dividends on common stock, $.12 per share                                       (7,974,000)
Common stock acquired and retired              (1,746,000)    (11,818,000)      (4,623,000)
Exercise of stock options                         175,000         365,000
Balance at September 30, 1996                  43,384,000           -          240,664,000
Net earnings                                                                    42,794,000
Dividends on common stock, $.13 per share                                       (8,353,000)
Common stock acquired and retired              (2,484,000)       (377,000)     (27,772,000)
Exercise of stock options                         167,000         651,000
Balance at September 30, 1997                  41,067,000         274,000      247,333,000
Net earnings                                                                    52,023,000
Dividends on common stock, $.15 per share                                       (9,244,000)
Common stock acquired and retired              (3,091,000)     (1,937,000)     (36,339,000)
Exercise of stock options                         377,000       1,674,000
Three-for-two common stock split               20,446,000                      (20,539,000)
Balance at September 30, 1998                 $58,799,000     $    11,000     $233,234,000

        The Company is authorized to issue 100,000,000 shares of its $1 Par Value Common Stock and 1,000,000 shares of Preferred Stock.  The preferred shares are without par value, with terms and conditions of each issue as determined by the Board of Directors.

        Each share of common stock includes one common stock purchase right ("Right") which is non-exercisable until certain defined events occur, including tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock.
Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount.  The Right expires on June 30, 1999 unless earlier redeemed by the Company at a price of $.0030 per Right.

Stock Option Plans
 Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant.  Generally, options granted vest ratably over a six-year period and have a maximum life of eight years.

 The Company accounts for these plans under APB No. 25.  Accordingly, no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with SFAS No.
123, the Company's pro forma net earnings for 1998, 1997 and 1996 would have been reduced to
$51,365,000 ($.84 per diluted share), $42,524,000 ($.67 per diluted share) and $33,876,000 ($.52 per diluted share), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  As of September 30, stock option activity under the Company's plans, as adjusted for the March
16, 1998 three-for-two common stock split, is as follows:

                                 1998                      1997                    1996
                                    Weighted               Weighted                Weighted
                                    Average                Average                 Average
                                    Exercise               Exercise                Exercise
                        Shares      Price       Shares     Price        Shares     Price
Outstanding at
  beginning of year     2,203,072   $ 6.57      2,374,119   $ 5.91      1,990,160   $ 5.27
Granted                   721,900    10.73        150,000    10.83        722,700     6.34
Exercised                (478,919)    4.28       (250,904)    3.26       (262,884)    2.05
Expired or cancelled     (159,298)    7.53        (70,143)    5.26        (75,857)    7.13
Outstanding at
  September 30          2,286,755   $ 8.30      2,203,072   $ 6.57      2,374,119   $  5.91
Exercisable at
  September 30            774,797   $ 6.85        984,880   $ 5.64        935,282   $  4.57

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $3.20,
$3.43 and $2.24, respectively.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively:  risk-free interest rates of 4.3%, 6.1% and 6.0%; dividend yields of 1.7%, 1.9% and 1.6%; expected volatility of .26, .26 and .27 and a weighted average expected life of the option of 7 years, 6 years and 7 years.

     The following table summarizes information regarding stock options outstanding and exercisable at September 30, 1998:

                  Options Outstanding                                    Options Exercisable
                       Weighted
                       Average       Weighted                                      Weighted
     Range of          Remaining     Average                                       Average
     Exercise          Number        Contractual    Exercise        Number         Exercise
     Prices            Outstanding   Life           Price           Exercisable    Price
     $5.04 - $ 6.33       745,557    3.2 years      $6.00            345,957        $5.62
     $7.33 - $10.88     1,541,198    4.4 years      $9.41            428,840        $7.85

  At September 30, 1998, a total of 1,382,150 shares of common stock were available for future grants.

Lease Commitments
  The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next 16 years. Some of the leases are renewable at the Company's option. Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1998 are as follows:

Year Ending September 30,
1999                                         $ 6,946,000
2000                                           3,568,000
2001                                           2,193,000
2002                                           1,818,000
2003                                           1,330,000
Later years                                    2,611,000
Total minimum payments required              $18,466,000

     Total rent expense for all operating leases except those with terms of one month or less was $7,919,000 in 1998, $7,624,000 in 1997 and $7,604,000 in 1996.

Income Taxes
     The tax provisions for the three years ended September 30, 1998 are comprised as follows:

                                       Year Ended September 30,
                              1998         1997         1996
Current:
 Federal                      $11,113,000  $ 8,345,000  $ 2,514,000
 State                          1,824,000      747,000       15,000
Deferred:
 Federal                       17,507,000   15,138,000   16,413,000
 State                          2,636,000    3,187,000    2,869,000
 Total income taxes           $33,080,000  $27,417,000  $21,811,000

 A reconciliation of the tax provisions for the three years ended September 30, 1998 with amounts calculated by applying the statutory federal tax rate to earnings before income taxes for those years is as follows:
                                       Year Ended September 30,
                              1998         1997         1996
Federal tax                   $29,786,000  $24,574,000  $19,574,000
State taxes, net of
  federal benefit               2,899,000    2,557,000    1,875,000
Other                             395,000      286,000      362,000
Total income taxes            $33,080,000  $27,417,000  $21,811,000

 The tax effect of temporary differences and the tax credit carryforwards that comprise the current and non-current deferred tax amounts shown on the balance sheet are as follows:

                                            September 30
                                        1998            1997
Depreciation                            $193,303,000    $172,922,000
Expenses deductible when paid            (11,522,000)    (10,960,000)
Alternative minimum tax
  credit carryforward                    (14,130,000)    (14,411,000)
Other                                        223,000         234,000
Deferred income taxes, net              $167,874,000    $147,785,000

 At September 30, 1998, the Company had alternative minimum tax credit carryforwards of $14,130,000 which have no expiration date. The
Company has no tax credit carryforwards for financial reporting purposes since all such credits have been considered in the determination of deferred tax amounts.

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

Transactions with Related Parties
 Certain directors and officers of the Company are also directors and officers of Matlack Systems, Inc. and Dover Downs Entertainment, Inc.

 The Company provided administrative services and rented office space to Matlack Systems, Inc. for aggregate charges of $4,401,000 in 1998, $3,600,000 in 1997 and $3,542,000 in 1996, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings.

 The Company provided administrative services to Dover Downs
Entertainment, Inc. for aggregate charges of $430,000 in 1998, $204,000 in 1997 and $72,000 in 1996, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings.

 An officer of the Company is the trustee of an employee benefits trust, which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $12,897,000 in 1998, $12,497,000 in 1997 and
$10,892,000 in 1996.

 In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred had such transactions been effected with independent third parties.

Quarterly Results (Unaudited)
                                  December       March          June           September
 1998                             31             31             30             30
Revenues                          $149,022,000   $145,050,000   $155,215,000   $160,870,000
Gross profit                      $ 46,858,000   $ 42,419,000   $ 49,731,000   $ 53,211,000
Earnings before income taxes      $ 21,173,000   $ 16,259,000   $ 22,570,000   $ 25,101,000
Net earnings                      $ 12,897,000   $  9,936,000   $ 13,846,000   $ 15,344,000
Earnings per diluted share (1)    $        .21   $        .16   $        .23   $        .26

                                  December       March          June           September
 1997                             31             31             30             30
Revenues                          $133,697,000   $132,376,000   $142,095,000   $148,536,000
Gross profit                      $ 39,706,000   $ 36,752,000   $ 44,741,000   $ 48,739,000
Earnings before income taxes      $ 16,104,000   $ 12,503,000   $ 19,213,000   $ 22,391,000
Net earnings                      $  9,823,000   $  7,628,000   $ 11,767,000   $ 13,576,000
Earnings per diluted share (1)    $        .15   $        .12   $        .19   $        .22

(1)     Adjusted for the three-for-two common stock split distributed on March 16, 1998.


SCHEDULE I - Condensed Financial Information


                     ROLLINS TRUCK LEASING CORP.
                            BALANCE SHEET
                           ($000 Omitted)

                 Assets                            September 30,
                                             1998          1997
Current assets (excluding notes
  receivable from subsidiaries)
  Cash                                       $   11,791    $   1,173
  Accounts receivable                             2,761          121
  Accounts receivable from subsidiaries*             72           20
  Other current assets                              559           76
        Total current assets                     15,183        1,390
Notes receivable from subsidiary*               645,000      570,000
Investments in subsidiaries, at equity*         330,709      309,310
Advances to subsidiaries*                        15,275       14,627
Property and equipment, at cost,
  net of accumulated depreciation                   854          933
Other assets                                        150          183
Deferred income taxes                               481          189
        Total assets                         $1,007,652    $ 896,632

      Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable to subsidiaries*          $       15    $      14
  Accounts payable to others                        649          189
  Accrued liabilities                             2,132        1,531
  Income taxes payable                              (97)         895
        Total current liabilities                 2,699        2,629
Collateral Trust Debentures
    10.35 % Series  I, due 2000                  50,000       50,000
    8 5/8%     Series J, due 1998                   30,000       30,000
    7 %     Series L, due 2003                   70,000       70,000
    7 %     Series M, due 2001                   60,000       60,000
    8.27%   Series N, due 2002                  100,000      100,000
    7.25%   Series O, due 2005                   50,000       50,000
    6.89%   Series P, due 2004                   75,000       75,000
    6 7/8%     Series Q, due 2001                   60,000       60,000
    7.30%   Series R, due 2007                   75,000       75,000
    6.52%   Series S, due 2005                   75,000         -
Advances from subsidiaries*                      67,399       34,869
Other liabilities                                   510          460
Commitments and contingent liabilities
  (see Notes to the Financial Statements)

Shareholders' equity
  Common stock $1 par value,
    100,000,000 shares authorized;
    issued and outstanding:
    1998: 58,799,281; 1997: 61,601,112           58,799       41,067
  Additional paid-in capital                         11          274
  Retained earnings                             233,234      247,333
    Total shareholders' equity                  292,044      288,674
    Total liabilities and
    shareholders' equity                     $1,007,652    $ 896,632
* Eliminated in consolidation.

 The Notes to the Financial Statements are an integral part of these statements.

            SCHEDULE I - Condensed Financial Information
                             (continued)

                     ROLLINS TRUCK LEASING CORP.
                        STATEMENT OF EARNINGS
                           ($000 Omitted)


                                        Year Ended September 30,
                                      1998       1997       1996

Revenues:
    Dividends from subsidiaries       $30,000    $15,150    $12,300
    Other income                        8,200      7,191      6,322
                                       38,200     22,341     18,622

Expenses:
    Administrative                      4,541      4,571      2,930
    Depreciation and amortization         279        265        254
                                        4,820      4,836      3,184

Earnings before interest
  and income taxes                     33,380     17,505     15,438

Interest income                        44,708     43,286     40,085
Interest expense                      (47,031)   (44,888)   (40,307)

Earnings before income taxes           31,057     15,903     15,216

Income taxes                              512        297      1,089

Net earnings of Rollins Truck
  Leasing Corp.                        30,545     15,606     14,127

Equity in undistributed net earnings
    of subsidiaries                    21,478     27,188     19,989

Net earnings                          $52,023    $42,794    $34,116


The Notes to the Financial Statements are an integral part of these statements.

            SCHEDULE I - Condensed Financial Information
                             (continued)

                     ROLLINS TRUCK LEASING CORP.
                       STATEMENT OF CASH FLOWS
                           ($000 Omitted)

                                        Year Ended September 30,
                                      1998       1997       1996
Cash flows from operating activities:
  Earnings prior to equity in
    subsidiaries' undistributed
    earnings                          $30,545    $15,606    $ 14,127

  Adjustments to reconcile earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization         279        265         254
    Changes in assets and liabilities:
      Accounts receivable              (2,691)      (123)         55
      Accounts payable and
      accrued liabilities               1,063        798         256
      Current and deferred
      income taxes                     (1,283)    (1,419)        215
        Other, net                       (403)       223         318
    Net cash provided by
    operating activities               27,510     15,350      15,225

  Cash flows from investing activities:
    Purchase of equipment                (128)       (18)       (367)
    Proceeds from sale of equipment         7        -          -
    Net cash used in investing
    activities                           (121)       (18)       (367)

  Cash flows from financing activities:
    Proceeds of equipment
    financing obligations              75,000     89,500     144,300
    Notes receivable from subsidiary  (75,000)   (75,000)   (135,000)
    Repayment of note by subsidiary       -       50,000      75,000
    Repayment of equipment
    financing obligations                 -      (67,500)    (81,300)
    Payment of dividends               (9,244)    (8,353)     (7,974)
    Proceeds of stock options
    exercised                           2,051        818         540
    Common stock acquired and retired (41,367)   (30,633)    (18,187)
    Subsidiary advances and payments   31,882     25,754       8,158
    Other                                 (93)       -         -
    Net cash used in financing
    activities                        (16,771)   (15,414)    (14,463)
    Net increase (decrease) in cash    10,618        (82)        395
    Cash beginning of period            1,173      1,255         860

    Cash end of period                $11,791    $ 1,173    $  1,255

Supplemental information:

  Interest paid                       $43,528    $42,934    $ 39,377
  Income taxes paid                   $ 9,595    $ 8,000    $  1,655



The Notes to the Financial Statements are an integral part of these statements.

            SCHEDULE I - Condensed Financial Information
                             (continued)

                     ROLLINS TRUCK LEASING CORP.
                  Notes to the Financial Statements


Accounting Policies
    The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 1998 Annual Report on Form 10-K.

  The Company's principal sources of earnings are dividends and management fees paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $238,532,000 at September 30, 1998. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

  Interest income on notes receivable from a subsidiary, which are pledged to secure the Collateral Trust Debentures (described in the Equipment Financing Obligations note in the consolidated financial statements of this 1998 Annual Report on Form 10-K), was $44,547,000, $43,286,000 and $40,085,000 in 1998, 1997 and 1996, respectively.

Commitments and Contingencies
  The Company is obligated to a subsidiary for $316,000 annually
($711,000 in the aggregate) of future rentals under a lease to 2001. Rent expense was $302,000 in 1998, $284,000 in 1997 and $345,000 in
1996.

  Commitments of the Company have been collateralized by bank letters of credit issued on behalf of the Company in the amount of $7,750,000.

  The aggregate amounts of maturities for the Collateral Trust
Debentures during the next five years are as follows: 1999 -
$30,000,000; 2000 - $50,000,000; 2001 - $120,000,000; 2002 -
$100,000,000 and 2003 - $70,000,000.

                         ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        ($000 OMITTED)
            COLUMN A              COLUMN B         COLUMN C            COLUMN D    COLUMN E
                                                  Additions
                                  Balance at  Charged to   Charged                  Balance at
Year Ended                        Beginning   Costs and    to Other                 End of
September 30,    Description      of Period   Expenses     Accounts    Deductions   Period
1998:       Allowance for
            doubtful accounts     $2,126      $1,529       $484 (1)    $1,687 (2)   $2,452


1997:       Allowance for
            doubtful accounts     $1,928      $1,454       $695 (1)    $1,951 (2)   $2,126


1996:       Allowance for
            doubtful accounts     $1,635      $2,207       $448 (1)    $2,362 (2)   $1,928



  (1) Recoveries.
  (2) Write-offs.

                     ROLLINS TRUCK LEASING CORP.

                        Exhibits to Form 10-K

              For Fiscal Year Ended September 30, 1998


  Index to Exhibits

  Exhibit (4)(n) RLC CORP. (now known as Rollins Truck Leasing
                 Corp.) Rights Agreement dated as of June 14, 1989 as last amended on February 13, 1998.

  Exhibit (4)(0) Eighteenth Supplemental Collateral Trust Indenture
                 dated as of July 16, 1998 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by the Eighth Supplemental Indenture dated as of May 15, 1990 and by the Seventeenth Supplemental Indenture dated as of March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

  Exhibit 21     Rollins Truck Leasing Corp. Subsidiaries at
                 September 30, 1998

  Exhibit 23     Consent of Independent Auditors

  Exhibit 27(a) Rollins Truck Leasing Corp. Financial Data Schedule at September 30, 1998

  Exhibit 27(b) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended March 31, 1998.

  Exhibit 27(c) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended December 31, 1997.

  Exhibit 27(d) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Year ended September 30, 1997.

  Exhibit 27(e) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended June 30, 1997.

  Exhibit 27(f) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended March 31, 1997.

  Exhibit 27(g) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Quarter ended December 31, 1996.

  Exhibit 27(h) Restated Rollins Truck Leasing Corp. Financial Data Schedule for the Year ended September 30, 1996.

                                                           Exhibit 21




                     ROLLINS TRUCK LEASING CORP.
          Subsidiaries of Registrant at September 30, 1998




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

                 Consent of Independent Accountants

The Board of Directors
Rollins Truck Leasing Corp.:


        We consent to incorporation by reference in the registration statement (No. 333-21835) on Form S-3 of Rollins Truck Leasing Corp. of our report dated October 27, 1998, relating to the consolidated balance sheets of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of earnings and cash flows and related financial statement schedules for each of the years in the three-year period ended September 30, 1998, which report appears in the 1998 Annual Report on Form 10-K of Rollins Truck Leasing Corp.






                               KPMG Peat Marwick LLP


Philadelphia, Pennsylvania
December 8, 1998

                 THIS PAGE INTENTIONALLY LEFT BLANK