Form 10-Q
period 1998-12-30
ROLLINS TRUCK LEASING CORP
filed 1999-02-01
CIK 84244

Page 1 of 9

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1998

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



                                               Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of December 31, 1998 was 58,397,632.



FORM 10-Q                                                     Page 2 of 9
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):


                                      Three Months Ended
                                         December 31,
                                     1998           1997

     Basic EPS                      58,464         61,436
     Effect of assumed option
      exercises                        649            802
     Diluted EPS                    59,113         62,238


     No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                     Page 3 of 9

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                                    Quarter Ended
                                                     December 31,
                                                    1998      1997

Revenues                                          $155,345  $149,022

Expenses
  Operating                                         60,327    59,813
  Depreciation                                      49,066    44,502
  Gain on sale of property and equipment            (4,202)   (2,151)
  Selling and administrative                        13,303    13,186
                                                   118,494   115,350

Operating earnings                                  36,851    33,672

Interest expense                                    13,817    12,499
Earnings before income taxes                        23,034    21,173

Income taxes                                         8,960     8,276
Net earnings                                      $ 14,074  $ 12,897

Earnings per share
  Basic                                           $    .24  $    .21
  Diluted                                         $    .24  $    .21

Average common shares outstanding (000)
  Basic                                             58,464    61,436
  Diluted                                           59,113    62,238

Dividends paid per common share                   $    .05  $   .037

FORM 10-Q                                                     Page 4 of 9

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                 December 31, September 30,
               ASSETS                               1998        1998
Current assets
 Cash                                            $   17,759  $   27,015
 Accounts receivable, net of allowance for
   doubtful accounts of: December-$2,531;
   September-$2,452                                  70,401      75,227
  Inventories                                         7,674       7,394
  Prepaid expenses                                   20,899      18,056
  Deferred income taxes                               7,034       7,034
     Total current assets                           123,767     134,726

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  December-$491,315; September-$477,380             937,915     924,887
Other property and equipment, at cost,
  net of accumulated depreciation of:
  December-$90,863; September-$87,734               219,846     219,343
Excess of cost over net assets of
  businesses acquired                                11,731      11,816
Other assets                                          5,597       5,761
     Total assets                                $1,298,856  $1,296,533

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $   10,961  $   12,246
  Accrued liabilities                                52,310      52,023
  Income taxes payable                                6,229       1,292
     Total current liabilities                       69,500      65,561

Equipment financing obligations                     737,398     749,876
Other liabilities                                    15,232      14,144
Deferred income taxes                               178,116     174,908

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: December-58,397,632;
    September-58,799,281                             58,398      58,799
  Additional paid-in capital                            209          11
  Retained earnings                                 240,003     233,234
     Total shareholders' equity                     298,610     292,044
     Total liabilities and shareholders' equity  $1,298,856  $1,296,533

FORM 10-Q                                                     Page 5 of 9
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                       Quarter Ended
                                                        December 31,
                                                       1998      1997

Cash flows from operating activities:
  Net earnings                                      $ 14,074  $ 12,897
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                   49,152    44,587
      Net gain on sale of property and equipment      (4,202)   (2,151)
      Changes in assets and liabilities:
         Accounts receivable                           4,825     2,648
         Accounts payable and accrued liabilities     (1,000)   (1,504)
         Current and deferred income taxes             8,145     8,147
         Other, net                                   (1,871)   (2,158)
   Net cash provided by operating activities          69,123    62,466

Cash flows from investing activities:
  Purchase of property and equipment                 (76,515)  (55,793)
  Proceeds from sales of equipment                    18,119    13,630
   Net cash used in investing activities             (58,396)  (42,163)

Cash flows from financing activities:
  Proceeds of equipment financing obligations         34,866     6,500
  Repayment of equipment financing obligations       (47,341)  (23,999)
  Payments of dividends                               (2,923)   (2,257)
  Proceeds of stock options exercised                    402       822
  Common stock acquired and retired                   (4,987)   (4,942)
   Net cash used in financing activities             (19,983)  (23,876)

Net decrease in cash                                  (9,256)   (3,573)

Cash beginning of period                              27,015    17,637
Cash end of period                                  $ 17,759  $ 14,064

Supplemental information:
   Interest paid                                    $  6,447  $  7,003
   Income taxes paid                                $    815  $    129

FORM 10-Q                                                     Page 6 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1998 vs. Quarter Ended December 31, 1997

   Revenues for the quarter ended December 31, 1998 increased by $6,323,000 (4.2%) to $155,345,000 compared with $149,022,000 reported for the first fiscal quarter last year. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same quarter of the preceding year. Logistics and dedicated revenues were essentially the same as in the prior year due to the loss of two large accounts at the end of the last fiscal year.

   Strong commercial rental utilization of a larger fleet during the first fiscal quarter generated a 13% increase in commercial rental revenue over the prior year. Long-term full-service lease business experienced moderate growth during the quarter despite the continuing delay in receiving equipment from manufacturers.

   Operating expenses increased by $514,000 (.9%) to $60,327,000 in the first fiscal quarter compared with $59,813,000 last year. Vehicle license and tax expenses increased by $1,053,000 and reflected both the expanded fleet size and increased registration fees in certain jurisdictions. Overall operating cost increases were broad-based and reflected the higher level of business. Operating expenses increased at a slower rate than revenues as the Company benefitted from the cost savings experienced from full implementation of the Rollins Automated Maintenance Program, which is a fully integrated purchase order/repair order system. Additionally, with the completion of the Company's underground storage tank replacement program during calendar year 1998, the cost levels associated with the program were lower during the first fiscal quarter of 1999 than they were a year ago. Operating expenses as a percent of revenues were 38.8% and 40.1% in 1998 and 1997, respectively.

   Depreciation increased by $4,564,000 (10.3%) due to the increased investment in equipment on operating leases, as well as the commercial rental fleet and related transportation service facilities required to support the higher level of business.

   Gain on the sale of property and equipment increased by $2,051,000 (95.4%) principally due to higher average selling prices realized on transportation equipment and an increase in the number of units sold.

   Selling and administrative expenses increased by $117,000 (.9%) due to modest increases in salaries and wages, offset in large part by a $375,000 reduction in advertising costs. As a percent of revenues, selling and administrative expenses decreased to 8.6% in 1998 from 8.9% in 1997.

   Interest expense increased by $1,318,000 (10.5%) due to the increased level of borrowings when compared with the same fiscal quarter last year. The increase in interest expense associated with the higher borrowing level was offset in part by lower interest rates.

   The effective income tax rates for the first fiscal quarter of 1999 and 1998 were 38.9% and 39.1%, respectively.


FORM 10-Q                                                     Page 7 of 9

   Net earnings increased by $1,177,000 (9.1%) to $14,074,000 or $.24 per diluted share from $12,897,000 or $.21 per diluted share in fiscal 1998.

Liquidity and Capital Resources
   Cash flows from operating activities of $69,123,000 were generated principally from net earnings of $14,074,000 and noncash depreciation and amortization expenses of $49,152,000. Investing activities used $58,396,000 of cash for the purchase of property and equipment net of the cash proceeds received from the sale of equipment. The net cash flow from operating activities less cash used for investing activities of $10,727,000 and available cash balances were used to pay dividends, repurchase 467,000 shares of the Company's $1 par value common stock and to reduce equipment financing obligations by a net amount of $12,475,000.

   The Company's principal subsidiary, Rollins Leasing Corp., has revolving credit facilities which aggregate $100,000,000 of which $77,000,000 was available at December 31, 1998. These facilities, used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing, require the maintenance of specified financial ratios and restricts payments to the Company. At the option of the banks who provide the facilities, the Company's Collateral Trust Debentures and outstanding balances under these facilities may be secured by certain leasing equipment.

   On December 15, 1998, the Company redeemed $30,000,000 of outstanding Series J, 8 5/8% Collateral Trust Debentures. Additionally, at December 31, 1998, the Company could sell an additional $155,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's Collateral Trust Indenture restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

   Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1998. For further details, see pages 3 through 7 of the Company's 1998 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1998.

Year 2000 ("Y2K") Readiness Disclosure
   The Company is aware of the issues related to the approach of the year 2000 and continued its program to ensure that critical systems and equipment will function appropriately after the turn of the century.

   By December 31, 1998, approximately 90 percent of all host-based coding and testing was completed. Additionally, full production implementation was completed with regard to 90 percent of the remediated systems. The remaining production implementation is expected to be completed by March 31, 1999.



FORM 10-Q                                                     Page 8 of 9

   As part of the Company's remediation efforts, the field data collection systems are being rewritten. Approximately 20 percent of this effort was completed by December 31, 1998 and the remaining required remediation efforts are expected to be completed by May 31, 1999.

   With the exception of remediation and implementation consequences not known to the Company at this time, the Company believes that all systems should be fully implemented by June 30, 1999.

   While it is not possible for the Company to predict all future outcomes and eventualities, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its use of suppliers and outside service providers which would have a material adverse effect upon the Company.

   The Company estimates that it will spend approximately $1,500,000, of which approximately $1,000,000 has been expended through December 31, 1998, to fully implement its Y2K compliance program. All Y2K costs have been and will continue to be funded from operations.

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






FORM 10-Q                                                     Page 9 of 9

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

   None.

Item 3.  Defaults Upon Senior Securities

   None.

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

Item 5.  Other Information

   None.

Item 6.  Exhibits and Reports on Form 8-K.
   (a)  Exhibits
          Exhibit 27 - Financial Data Schedule
   (b)  Reports on Form 8-K
          None.


                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    February 1, 1999          Rollins Truck Leasing Corp.
                                             (Registrant)


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