Form 10-Q
period 1999-03-31
ROLLINS TRUCK LEASING CORP
filed 1999-04-28
CIK 84244

Page 1 of 11

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1999


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of March 31, 1999 was 57,589,688.





FORM 10-Q                                                    Page 2 of 11

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                              Three Months Ended     Six Months Ended
                                   March 31,             March 31,
                                1999      1998        1999      1998

Basic EPS                      58,124    61,233      58,296    61,334
Effect of assumed option
 exercises                        512       863         580       833
Diluted EPS                    58,636    62,096      58,876    62,167


     No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                    Page 3 of 11

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)



                                  Quarter Ended        Six Months Ended
                                    March 31,              March 31,
                                 1999       1998       1999       1998
Revenues                       $150,929   $145,050   $306,274   $294,072

Expenses:
 Operating                       60,595     60,307    120,921    120,120
 Depreciation                    48,973     44,802     98,040     89,304
 Gain on sale of property
   and equipment                 (4,446)    (2,478)    (8,648)    (4,629)
 Selling and administrative      14,351     13,598     27,654     26,784
                                119,473    116,229    237,967    231,579

Operating earnings               31,456     28,821     68,307     62,493

Interest expense                 13,208     12,562     27,025     25,061
Earnings before income taxes     18,248     16,259     41,282     37,432

Income taxes                      7,099      6,323     16,059     14,599
Net earnings                   $ 11,149   $  9,936   $ 25,223   $ 22,833

Earnings per share
               - Basic         $    .19   $    .16   $    .43   $    .37

               - Diluted       $    .19   $    .16   $    .43   $    .37

Average common shares
 outstanding (000)
               - Basic           58,124     61,233     58,296     61,334
               - Diluted         58,636     62,096     58,876     62,167

Dividends paid per
   common share                $    .05   $   .037   $    .10   $   .073

FORM 10-Q                                                    Page 4 of 11

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)

                                                  March 31, September 30,
               ASSETS                               1999        1998
Current assets
 Cash                                            $   12,504  $   27,015
 Accounts receivable, net of allowance for
   doubtful accounts of: March-$2,448;
   September-$2,452                                  68,118      75,227
  Inventories                                         7,641       7,394
  Prepaid expenses                                   19,246      18,056
  Deferred income taxes                               7,034       7,034
     Total current assets                           114,543     134,726

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  March-$489,356; September-$477,380                955,875     924,887
Other property and equipment, at cost,
  net of accumulated depreciation of:
  March-$93,870; September-$87,734                  221,410     219,343
Excess of cost over net assets of
  businesses acquired                                11,646      11,816
Other assets                                          5,483       5,761
     Total assets                                $1,308,957  $1,296,533

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $   12,185  $   12,246
  Accrued liabilities                                42,960      52,023
  Income taxes payable                                2,737       1,292
     Total current liabilities                       57,882      65,561

Equipment financing obligations                     758,264     749,876
Other liabilities                                    13,593      14,144
Deferred income taxes                               180,851     174,908

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: March-57,589,688;
    September-58,799,281                             57,590      58,799
  Additional paid-in capital                           -             11
  Retained earnings                                 240,777     233,234
     Total shareholders' equity                     298,367     292,044
     Total liabilities and shareholders' equity  $1,308,957  $1,296,533





FORM 10-Q                                                    Page 5 of 11
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                     Six Months Ended
                                                          March 31,
                                                    1999         1998

Cash flows from operating activities:
  Net earnings                                    $ 25,223     $ 22,833
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                 98,210       89,474
      Net gain on sale of property and equipment    (8,636)      (4,629)
      Changes in assets and liabilities:
        Accounts receivable                          7,108        6,022
        Accounts payable and accrued liabilities    (9,129)      (7,900)
        Current and deferred income taxes            7,387        9,588
        Other, net                                  (1,709)      (1,122)
    Net cash provided by operating activities      118,454      114,266

Cash flows from investing activities:
  Purchase of property and equipment              (166,429)    (137,693)
  Proceeds from sales of equipment                  43,971       30,686
    Net cash used in investing activities         (122,458)    (107,007)

Cash flows from financing activities:
  Proceeds of equipment financing obligations       68,094       45,593
  Repayment of equipment financing obligations     (59,701)     (29,297)
  Payment of dividends                              (5,833)      (4,506)
  Proceeds of stock options exercised                  740        1,456
  Common stock acquired and retired                (13,807)     (21,664)
  Other                                               -             (93)
    Net cash used in financing activities          (10,507)      (8,511)

Net decrease in cash                               (14,511)      (1,252)

Cash beginning of period                            27,015       17,637
Cash end of period                                $ 12,504     $ 16,385

Supplemental information:
  Interest paid                                   $ 25,845     $ 24,339
  Income taxes paid                               $  8,672     $  5,011














FORM 10-Q                                                    Page 6 of 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Six Months Ended March 31, 1999 vs. Six Months Ended March 31, 1998
    Revenues for the six months ended March 31, 1999 increased by $12,202,000 (4.2%) to $306,274,000 compared with $294,072,000 for the same period last year. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same period last year. Logistics and dedicated revenues declined by 5.2% due to the loss of two large accounts at the end of the last fiscal year and higher than normal customer turnover during the current fiscal year.

    Strong commercial rental utilization of a larger fleet generated an increase of 12.4% in commercial rental revenues over the same period last year. Long-term full-service lease business experienced modest growth during the current fiscal year as the Company continued to be affected by the industry-wide delay in receiving transportation equipment from manufacturers.

    Operating expenses remained essentially flat, increasing by only .7%, during the current fiscal year and were $120,921,000 compared with $120,120,000 last year. Increased vehicle license and tax expenses of $1,795,000, outside repair costs of $804,000 and shop payroll expenses of $681,000 were in large part offset by a reduction in driver payroll of $1,641,000 and fuel costs of $492,000 associated with the decline in logistics and dedicated revenues. Operating expenses as a percent of revenues were 39.5% and 40.8% in 1999 and 1998, respectively.

    Depreciation expense increased by $8,736,000 (9.8%) due to the increased investment in equipment on operating leases, as well as the commercial rental fleet and related transportation service facilities. The increased investment in revenue-producing equipment and related service facilities continued to reflect the increased level of business.

    Gain on the sale of property and equipment increased by $4,019,000 (86.8%) principally due to higher average selling prices realized on transportation equipment and an increase in the number of units sold.

    Selling and administrative expenses increased by $870,000 (3.3%) to $27,654,000 during the current fiscal year from $26,784,000 last year and reflected the increase in revenue. Increased salaries and wages and office expenses were offset in large part by reductions experienced in advertising and insurance costs. As a percent of revenues, selling and administrative expenses decreased to 9.0% in 1999 from 9.1% in 1998.

    Interest expense increased by $1,964,000 (7.8%) due to the increased level of borrowings when compared with the same period last year. Interest rates decreased slightly when compared with the prior year.

    The effective income tax rate for the first six months of 1999 and 1998 was 38.9% and 39.0%, respectively.

    Net earnings increased by $2,390,000 (10.5%) to $25,223,000 or $.43 per diluted share from $22,833,000 or $.37 per diluted share in fiscal 1998.

FORM 10-Q                                                    Page 7 of 11

The increased net earnings resulted from higher revenues which were reduced in part by the incremental costs associated with such revenues.

Results of Operations: Quarter Ended March 31, 1999 vs. Quarter Ended March 31, 1998
    Revenues for the quarter ended March 31, 1999 increased by $5,879,000 (4.1%) to $150,929,000 compared with $145,050,000 reported for the second fiscal quarter last year. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same quarter of the preceding year. Logistics and dedicated revenues declined by 9.6% principally due to the loss of two large accounts at the end of the last fiscal year.

    Strong commercial rental utilization of a larger fleet continued during the second fiscal quarter and generated an increase of 11.4% in commercial rental revenues over the same quarter of the prior year. Long-term full-service lease business continued to experience moderate growth during the second fiscal quarter. Overall revenue growth was negatively affected by higher than normal customer turnover in early 1999 and the industry-wide delay in receiving transportation equipment from manufacturers.

    Operating expenses increased by $288,000 (.5%) to $60,595,000 during the second fiscal quarter from $60,307,000 last year. Modest, broad-based expense increases which reflected the Company's increased revenues were essentially offset by a reduced level of operating expenses associated with the logistics and dedicated business, as previously discussed.

    Depreciation expense increased by $4,171,000 (9.3%) due to the increased investment in equipment on operating leases and related transportation service facilities. As a percent of revenues, depreciation expense increased to 32.5% in 1999 from 30.9% in 1998.

    Gain on the sale of property and equipment increased by $1,968,000 (79.4%) principally due to the higher selling prices realized on transportation equipment and an increase in the number of units sold.

    Selling and administrative expenses increased by $753,000 (5.5%). The most significant fluctuation resulted from increased compensation costs of $476,000 which reflected the higher level of business. As a percent of revenues, selling and administrative expenses increased to 9.5% in 1999 from 9.4% in 1998.

    Interest expense increased by $646,000 (5.1%) and reflected the increased level of borrowings during the second quarter when compared with the same period last year.

    The effective income tax rate for both the second fiscal quarter of 1999 and 1998 was 38.9%.

    Net earnings increased by $1,213,000 (12.2%) to $11,149,000 or $.19 per diluted share from $9,936,000 or $.16 per diluted share in fiscal 1998.
The increased net earnings resulted from the higher revenues which were reduced in part by the incremental costs associated with such revenues.



FORM 10-Q                                                    Page 8 of 11

Liquidity and Capital Resources
    Cash flows from operating activities of $118,454,000 were generated principally from net earnings of $25,223,000 and the noncash depreciation and amortization expenses totaling $98,210,000. The net cash provided by operating activities plus the proceeds of equipment financing obligations of $68,094,000 and cash proceeds received from the sale of equipment of $43,971,000 were used to purchase property and equipment of $166,429,000, reduce equipment financing obligations by $59,701,000, repurchase and retire common stock for $13,807,000 and pay dividends.

    The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility of which $54,500,000 was available at March 31, 1999. This credit facility requires the maintenance of specified financial ratios and restricts payments to the Company.

    At March 31, 1999, the Company could sell an additional $155,000,000 of Collateral Trust Debentures under its current shelf registration statement. On Monday, April 5, 1999, the Company sold $100,000,000 of its 6.75% Collateral Trust Debentures, Series T, due April 5, 2006. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

    Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1998. For further details, see the Company's 1998 Annual Report on Form 10-K for the year ended September 30, 1998.

Year 2000 ("Y2K") Readiness Disclosure
    The Company is aware of the issues related to the approach of the year 2000 and continued its program to ensure that critical systems and equipment will function appropriately after the turn of the century.

    By March 31, 1999, essentially all host-based coding and testing was completed. Additionally, full production implementation was completed with regard to 95 percent of the remediated systems. The remaining production implementation is expected to be completed by June 30, 1999.

    As part of the Company's remediation efforts, the field data collection systems are being rewritten. Approximately 90 percent of this effort was completed by March 31, 1999 and the remaining required remediation efforts are expected to be completed by May 31, 1999.

    With the exception of remediation and implementation consequences not known to the Company at this time, the Company believes that all systems should be fully implemented by September 30, 1999.

    While it is not possible for the Company to predict all future outcomes and eventualities, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its
FORM 10-Q                                                    Page 9 of 11

use of suppliers and outside service providers which would have a material adverse effect upon the Company.

    The Company estimates that it will spend approximately $2,000,000, of which approximately $1,500,000 has been expended through March 31, 1999, to fully implement its Y2K compliance program. All Y2K costs have been and will continue to be funded from operations.

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


FORM 10-Q                                                   Page 10 of 11

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Shareholders was held on January 28, 1999. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 28, 1999 to elect two Class I Directors to the Board of Directors, Patrick J. Bagley and Gary W. Rollins were elected. At the meeting, 49,844,396 and 49,822,350 affirmative votes were cast for Patrick J. Bagley and Gary W. Rollins, respectively. There were no votes cast against the nominees and 961,850 and 983,896 votes were withheld from Patrick J. Bagley and Gary W. Rollins, respectively.

Item 5.  Other Information
    The unaudited condensed consolidated statement of earnings for the twelve months ended March 31, 1999 shown below has been included in accordance with provisions of the Securities Act of 1933. This statement has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                                    Twelve Months Ended
                                                      March 31, 1999

     Revenues                                             $622,359

     Expenses:
       Operating                                           245,061
       Depreciation                                        192,201
       Gain on sale of property
         and equipment                                     (13,806)
       Selling and administrative                           56,400
                                                           479,856
     Operating earnings                                    142,503

        Interest expense                                    53,550
     Earnings before income taxes                           88,953

     Income taxes                                           34,540
     Net earnings                                         $ 54,413

     Earnings per share
          Basic                                           $    .92
          Diluted                                         $    .91

     Dividends paid per common share                      $    .18

FORM 10-Q                                                   Page 11 of 11

Item 6.  Exhibits and Reports on Form 8-K
  (a) Exhibits
        Exhibit 27 - Financial Data Schedule

  (b) Reports on Form 8-K
        None

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:    April 28, 1999                Rollins Truck Leasing Corp.
                                              (Registrant)




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