Form 10-Q
period 1999-06-30
ROLLINS TRUCK LEASING CORP
filed 1999-07-27
CIK 84244

Page 1 of 10

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 1999


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of June 30, 1999 was 57,367,114.

FORM 10-Q                                                    Page 2 of 10

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                              Three Months Ended     Nine Months Ended
                                    June 30,              June 30,
                                1999      1998        1999      1998

Basic EPS                      57,403    59,676      57,998    60,782
Effect of assumed option
 exercises                        482       834         548       832
Diluted EPS                    57,885    60,510      58,546    61,614


     No adjustments to net earnings available to common shareholders were required during the periods presented.

FORM 10-Q                                                    Page 3 of 10


                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               ($000 Omitted Except for Per Share Amounts)


                                  Quarter Ended       Nine Months Ended
                                     June 30,              June 30,
                                 1999       1998       1999       1998

Revenues                       $156,617   $155,215   $462,891   $449,287

Expenses:
  Operating                      57,959     61,137    178,880    181,257
  Depreciation                   49,780     46,243    147,820    135,547
  Gain on sale of property
    and equipment                (4,358)    (1,896)   (13,006)    (6,525)
  Selling and administrative     14,111     13,985     41,765     40,769
                                117,492    119,469    355,459    351,048

Operating earnings               39,125     35,746    107,432     98,239

Interest expense                 14,103     13,176     41,128     38,237
Earnings before income taxes     25,022     22,570     66,304     60,002

Income taxes                      9,866      8,724     25,925     23,323
Net earnings                   $ 15,156   $ 13,846   $ 40,379   $ 36,679

Earnings per share
               - Basic         $    .26   $    .23   $    .70   $    .60

               - Diluted       $    .26   $    .23   $    .69   $    .60

Average common shares
 outstanding (000)
               - Basic           57,403     59,676     57,998     60,782
               - Diluted         57,885     60,510     58,546     61,614

Dividends paid per
   common share                $    .05   $    .04   $    .15   $   .113

FORM 10-Q                                                    Page 4 of 10

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
                             ($000 Omitted)


                                                  June 30,  September 30,
               ASSETS                               1999        1998
Current assets
 Cash                                            $   63,836  $   27,015
 Accounts receivable, net of allowance for
   doubtful accounts of: June-$2,405;
   September-$2,452                                  74,274      75,227
  Inventories                                         7,653       7,394
  Prepaid expenses                                   16,158      18,056
  Deferred income taxes                               7,034       7,034
     Total current assets                           168,955     134,726

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  June-$501,415; September-$477,380                 978,337     924,887
Other property and equipment, at cost,
  net of accumulated depreciation of:
  June-$96,506; September-$87,734                   222,008     219,343
Excess of cost over net assets of
  businesses acquired                                11,561      11,816
Other assets                                          5,974       5,761
     Total assets                                $1,386,835  $1,296,533

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $   10,276  $   12,246
  Accrued liabilities                                52,485      52,023
  Income taxes payable                                2,189       1,292
     Total current liabilities                       64,950      65,561

Equipment financing obligations                     812,974     749,876
Other liabilities                                    14,498      14,144
Deferred income taxes                               185,965     174,908

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: June-57,367,114;
    September-58,799,281                             57,367      58,799
  Additional paid-in capital                             23          11
  Retained earnings                                 251,058     233,234
     Total shareholders' equity                     308,448     292,044
     Total liabilities and shareholders' equity  $1,386,835  $1,296,533




FORM 10-Q                                                    Page 5 of 10
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                             ($000 Omitted)

                                                    Nine Months Ended
                                                         June 30,
                                                    1999         1998

Cash flows from operating activities:

  Net earnings                                    $ 40,379     $ 36,679
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                148,075      135,802
      Net gain on sale of property and equipment   (13,006)      (6,525)
      Changes in assets and liabilities:
        Accounts receivable                            953         (261)
        Accounts payable and accrued liabilities    (1,516)      (2,205)
        Current and deferred income taxes           11,954       14,877
        Other, net                                   1,780        1,268
    Net cash provided by operating activities      188,619      179,635

Cash flows from investing activities:
  Purchase of property and equipment              (259,702)    (238,154)
  Proceeds from sales of equipment                  68,773       45,211
    Net cash used in investing activities         (190,929)    (192,943)

Cash flows from financing activities:
  Proceeds of equipment financing obligations      175,004       88,171
  Repayment of equipment financing obligations    (111,898)     (40,297)
  Payment of dividends                              (8,702)      (6,887)
  Proceeds of stock options exercised                  824        1,816
  Common stock acquired and retired                (16,097)     (34,596)
  Other                                               -             (93)
    Net cash provided by financing activities       39,131        8,114

Net increase (decrease) in cash                     36,821       (5,194)

Cash beginning of period                            27,015       17,637
Cash end of period                                $ 63,836     $ 12,443

Supplemental information:
  Interest paid                                   $ 30,722     $ 31,475
  Income taxes paid                               $ 13,971     $  8,446













FORM 10-Q                                                    Page 6 of 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: Nine Months Ended June 30, 1999 vs. Nine Months Ended June 30, 1998
    Revenues for the nine months ended June 30, 1999 increased by $13,604,000 (3.0%) to $462,891,000 compared with $449,287,000 for the same period last year. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same period last year. Logistics and dedicated revenues declined by 9.0% due to the loss of two large accounts at the end of the last fiscal year and higher than normal customer turnover during the current fiscal year.

    Operating expenses decreased by $2,377,000 (1.3%). The decrease resulted in large part from the Company's completion of its underground storage tank replacement program by the end of calendar 1998. Increased vehicle license and tax expenses and insurance costs were offset by a reduction in driver payroll and fuel costs associated with the decline in logistics and dedicated revenues. Operating expenses as a percentage of revenues were 38.6% and 40.3% in 1999 and 1998, respectively.

    Depreciation expense increased by $12,273,000 (9.1%) due to the increased investment in equipment on operating leases, as well as the commercial rental fleet and related transportation service facilities. The increased investment in revenue-producing equipment and related service facilities continued to reflect the increased level of business.

    Gain on the sale of property and equipment increased by $6,481,000 (99.3%) principally due to higher average selling prices realized on transportation equipment and an increase in the number of units sold.

    Selling and administrative expenses increased by $996,000 (2.4%) to $41,765,000 during the current fiscal year from $40,769,000 last year and reflected the increase in revenue. Increased salaries, wages and related benefits and office expenses were offset in large part by reductions in advertising and insurance costs. As a percent of revenues, selling and administrative expenses decreased to 9.0% in 1999 from 9.1% in 1998.

    Interest expense increased by $2,891,000 (7.6%) due to the increased level of borrowings when compared with the same period last year. Interest rates decreased slightly when compared with the prior year.

    The effective income tax rate for the first nine months of 1999 and 1998 was 39.1% and 38.9%, respectively.

    Net earnings increased by $3,700,000 (10.1%) to $40,379,000 or $.69 per diluted share from $36,679,000 or $.60 per diluted share in fiscal 1998. The increased net earnings resulted from the higher revenues and the increased gain on the sale of property and equipment. The net earnings increase was offset in part by the incremental costs associated with such revenues.






FORM 10-Q                                                    Page 7 of 10

Results of Operations:  Quarter Ended June 30, 1999 vs. Quarter Ended June
30, 1998
    Revenues for the quarter ended June 30, 1999 increased by $1,402,000 (.9%) to $156,617,000 compared with $155,215,000 reported for the third fiscal quarter last year. Full-service lease revenues increased by 6.1% while commercial rental revenues increased by 5.8%. Logistics and dedicated revenues decreased by 15.8% in the third fiscal quarter principally due to the loss of two large accounts late in fiscal 1998 and higher than normal customer turnover in the current year. Overall revenue growth continued to be negatively affected during the third fiscal quarter by higher than normal customer turnover and the industry-wide delays experienced in receiving transportation equipment from manufacturers.

    Operating expenses decreased by $3,178,000 (5.2%) to $57,959,000 during the third fiscal quarter from $61,137,000 last year. Broad-based expense increases which reflected the Company's modest revenue increase were more than offset by a reduced level of operating expenses associated with the lower level of logistics and dedicated business discussed previously. Operating expenses as a percentage of revenues decreased to 37.0% in 1999 from 39.4% in 1998.

    Depreciation expense increased by $3,537,000 (7.6%) due to the increased investment in equipment on operating leases and related transportation service facilities. As a percent of revenues, depreciation expense increased to 31.8% in 1999 from 29.8% in 1998.

    Gain on the sale of property and equipment increased by $2,462,000 (129.9%) principally due to an increase in the number of units sold and the realization of larger per unit gains which resulted from lower net carrying values per unit.

    Selling and administrative expenses remained essentially flat during the third fiscal quarter and as a percent of revenues were 9.0% in both 1999 and 1998.

    Interest expense increased by $927,000 (7.0%) due to the increased level of borrowings compared with the same period last year.

    The effective income tax rates for the third fiscal quarter of 1999 and 1998 were 39.4% and 38.7%, respectively.

    Operating earnings increased by $3,379,000 (9.5%) to $39,125,000 compared with $35,746,000 reported for the third fiscal quarter last year. Tight operating controls and additional productivity programs enabled the Company to increase its operating margin by almost 2.0% during the quarter. Net earnings increased by $1,310,000 (9.5%) to $15,156,000 or $.26 per diluted share from $13,846,000 or $.23 per diluted share in fiscal 1998.

Liquidity and Capital Resources
    Cash flows from operating activities of $188,619,000 were generated principally from net earnings of $40,379,000 and the noncash depreciation and amortization totaling $148,075,000. The net cash provided by operating activities plus the proceeds of equipment financing obligations of $175,004,000 and cash proceeds received from the sale of equipment of $68,773,000 were used to purchase property and equipment for $259,702,000, reduce equipment financing obligations by $111,898,000, repurchase and
FORM 10-Q                                                    Page 8 of 10

retire common stock for $16,097,000, pay dividends of $8,702,000 and to temporarily increase cash balances.

    The Company's principal subsidiary, Rollins Leasing Corp., has a $100,000,000 revolving credit facility all of which was available at June 30, 1999. This credit facility requires the maintenance of specified financial ratios and restricts payments to the Company.

    On April 5, 1999, the Company sold $100,000,000 of its 6.75% Collateral Trust Debentures, Series T, due April 5, 2006. At June 30, 1999, the Company could sell an additional $55,000,000 of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

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

    By June 30, 1999, essentially all host-based coding and testing was completed. Additionally, with regard to the remediated systems, full production implementation was completed.

    As part of the Company's remediation efforts, the field data collection systems were rewritten. Essentially all of this effort was completed by June 30, 1999.

    With the exception of remediation and implementation consequences not known to the Company at this time, the Company believes that all systems should be fully implemented by October 31, 1999.

    While it is not possible for the Company to predict all future outcomes and eventualities, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its use of suppliers and outside service providers which would have a material adverse effect upon the Company.

    The Company estimates that it will spend approximately $2,000,000, of which approximately $1,700,000 has been expended through June 30, 1999, to fully implement its Y2K compliance program. All Y2K costs have been and will continue to be funded from operations.




FORM 10-Q                                                    Page 9 of 10

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

    None.

Item 5.  Other Information

None.
FORM 10-Q                                                   Page 10 of 10


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits
       Exhibit 4(a) Instrument defining rights of security holders. Nineteenth Supplemental Indenture dated as of April 5, 1999 to the Collateral Trust Indenture dated as of March 21, 1983, as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, the Eighth Supplemental Indenture dated as of May 15, 1990 and the Seventeenth Supplemental Indenture dated as of March 10, 1997, between the Registrant and First Union National Bank, as Trustee, as filed with the Company's current report on Form 8-K dated April 5, 1999, is incorporated herein by reference.

       Exhibit 4(b) Instrument defining rights of security holders. Rollins Truck Leasing Corp. Rights Agreement dated as of June 1, 1999 as filed as an Exhibit to Registration Statement on Form 8-A filed by the Company on June 30, 1999 is incorporated herein by reference.

       Exhibit 27 - Financial Data Schedule

  (b) Reports on Form 8-K
       On April 5, 1999, a report on Form 8-K was filed in connection with the sale of $100,000,000 of the Company's 6.75% Collateral Trust Debentures, Series T, due April 5, 2006, which were sold through Merrill Lynch, Pierce, Fenner & Smith Incorporated, sole underwriter under the terms of an Underwriting Agreement which was filed as an Exhibit to the Form 8-K and pursuant to Registration Statement No. 333-21835 filed with the Securities and Exchange Commission on February 14, 1997 and which became effective on February 18, 1997.


                               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:   July 27, 1999              Rollins Truck Leasing Corp.
                                       (Registrant)


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