Form 10-K
period 1999-09-30
ROLLINS TRUCK LEASING CORP
filed 1999-12-14
CIK 84244

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended        September 30, 1999
                               -------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________________ to _______________

                          Commission file number 1-5728
                          -----------------------------

                           ROLLINS TRUCK LEASING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                     51-0074022
------------------------                ---------------------------------------
(State of Incorporation)                (I.R.S. Employer Identification Number)

                  ONE ROLLINS PLAZA, WILMINGTON, DELAWARE 19803
                    (Address of principal executive offices)

     Registrant's telephone number including area code (302) 426-2700

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
     Title of Class                                which registered
--------------------------             ----------------------------------------
Common Stock, $1 Par Value                      NEW YORK STOCK EXCHANGE
                                                PACIFIC STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   |X|    NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $442,830,000 as of October 31, 1999.

     The number of shares of registrant's common stock outstanding as of October 31, 1999 was 56,812,381.

     The following documents are incorporated by reference:

                                                   Part of this form into which
              Document                                   incorporated
----------------------------------------           -----------------------------
Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 27, 2000                                       III

                                     PART I


ITEM I. BUSINESS.

     The Registrant, Rollins Truck Leasing Corp., together with its subsidiaries, is referred to as the "Company" unless the context clearly indicates otherwise.

(a)   General Development of Business

     There have been no significant changes in the business of the Company through September 30, 1999.

     Events subsequent to September 30, 1999 that are of significance to the Company are as follows:

          (1) On October 29, 1999, a subsidiary of the Company acquired the net assets and business of Keen Leasing, Inc. ("Keen") for a purchase price of $41,942,000 in cash and the assumption of liabilities of $3,264,000. Keen is a truck rental and leasing business headquartered in Harrisburg, Pennsylvania, which currently services approximately 1,800 vehicles from 13 locations in Pennsylvania, Maryland and Virginia.

          (2) On November 12, 1999, the Company executed a stock purchase agreement with the UPS Logistics Group ("UPS Logistics"), a unit of United Parcel Service, Inc., whereby a subsidiary of the Company would acquire UPS Truck Leasing. UPS Truck Leasing, which has its headquarters in Atlanta, Georgia, is in the truck rental and leasing business and currently maintains approximately 9,000 trucks from 54 facilities throughout the United States.

          The Company also executed an asset sales agreement to sell the assets and business of Rollins Logistics Inc., its dedicated carriage and logistics subsidiary, to UPS Logistics. Closing under these two agreements is subject to normal conditions and is expected to occur in early January 2000.

          In connection with the above, the Company also will enter into a Strategic Alliance Agreement (the "Alliance") with UPS Logistics. The Alliance is for an initial term of five years. Under the terms of the Alliance, Rollins would become the preferred provider of lease and rental vehicles and other ancillary services to Worldwide Dedicated Services, Inc., a unit of the UPS Logistics Group. In turn, the UPS Logistics Group would become the preferred provider of logistics management and dedicated logistics services to Rollins and its customers.

          The Company is expected to issue 2,000,000 shares of Common Stock as partial consideration for the purchase of UPS Truck Leasing with the remainder of the consideration to be paid in cash. The Company is expected to receive cash as consideration for the sale of Rollins Logistics Inc.

(b) Financial Information about Industry Segments

     The Company operates principally in one industry segment and through its principal subsidiaries, Rollins Leasing Corp. ("Rollins") and Rollins Logistics Inc., is engaged primarily in full-service truck leasing and rentals and the provision and management of transportation and logistics systems. All of the Company's operations currently are conducted within the United States and Canada. The financial information concerning this business is included in this 1999 Annual Report on Form 10-K.

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

     Through Rollins Logistics Inc. and its subsidiaries, the Company provides and manages transportation and logistics systems for companies in a wide range of industries throughout the United States. These services are designed to meet the higher demand for the outsourcing of transportation, distribution and logistics functions. Dedicated Carriage Services analyzes a customer's specific distribution needs and then custom-designs and operates a transportation/distribution system, which can include any of the services mentioned previously plus management, drivers and other operating personnel. The Company also offers logistics management services and warehouse management to companies that desire to outsource their distribution and warehousing functions to a third-party provider. These services can range from selection and negotiation of core carrier contracts to selection of the most cost effective carrier for specific traffic lane movements.

     The commercial rental fleet, which at September 30, 1999 consisted of more than 9,600 units with payload capacities ranging from 4,000 to 45,000 pounds, offers tractors, trucks and trailers to customers for short periods of time ranging from one day to several months. The Company's commercial rental fleet also provides additional vehicles to full service lease customers to handle their peak or seasonal business needs. The rental fleet's average age is approximately two years. The utilization rate of the rental fleet during fiscal year 1999 averaged in excess of 85%. Rollins does not offer services in the consumer one-way truck rental market.

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

     At September 30, 1999, a total of 3,964 persons were employed by the Company.

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

     The Company's principal operating properties consist of land and buildings used in its truck leasing and rental business. These properties generally consist of an equipment repair facility and administrative offices. Rollins owns or leases 217 facilities in 41 states and one Canadian province.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

                           STOCK PRICES AND DIVIDENDS

     At September 30, 1999, there were 2,067 holders of record of the Common Stock.

     The range of share prices for the Common Stock on the New York and Pacific Stock Exchanges and per share dividends paid on Common Stock for the fiscal years ended September 30, 1999 and 1998 are as follows:

                                                      Prices                               Dividends
                                 --------------------------------------------------     --------------
                                          1999                       1998               1999      1998
                                 ----------------------     -----------------------     ----      ----
                                    High         Low           High         Low
                                    ----         ---           ----         ---
Fiscal Quarter
  First .....................      $15 1/4    $10 3/16       $12 1/4     $10 5/16        $.05     $.037
  Second ....................       14 1/2      9 1/16        14 5/16     11 7/16         .05      .037
  Third .....................       11 3/4      9 5/16        14          11 1/4          .05       .04
  Fourth ....................       12 1/4     10 1/16        13 3/8       8 7/8          .05       .04


ITEM 6. SELECTED FINANCIAL DATA.

                                  FIVE-YEAR SELECTED FINANCIAL DATA
                           (Dollars in Millions, Except Per Share Amounts)

Fiscal Year Ended September 30,          1999      1998         1997         1996        1995
-----------------------------------------------------------------------------------------------
Revenues                                 627.4      610.2       556.7        513.8        482.6
Earnings before income taxes              92.7       85.1        70.2         55.9         67.1
Net earnings                              56.5       52.0        42.8         34.1         41.3
Earnings per share:  Basic                 .98        .86         .68          .52          .61
Earnings per share:  Diluted               .97        .85         .68          .52          .61
Dividends per common share                 .20        .15         .13          .12          .11
-----------------------------------------------------------------------------------------------
At September 30,
Total assets                           1,412.9    1,297.5     1,191.8      1,125.2      1,027.0
Equipment on operating leases, net     1,012.3      924.9       847.9        784.3        727.9
Equipment financing obligations          802.5      749.9       671.8        641.4        574.2
Shareholders' equity                     320.4      292.0       288.7        284.0        275.6
-----------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Items in Rollins Truck Leasing Corp.'s Consolidated Statement of Earnings for the three years ended September 30, 1999 as a percentage of revenues and the percentage changes in dollar amounts of the items compared with the previous year are as follows:

                                                                                Percentage
                                            Percentage of Revenue             Increase (Decrease)
                                         -----------------------------      ------------------------
                                            Year ended September 30,        Year 1999      Year 1998
                                         1999         1998         1997     Over 1998      Over 1997
                                         ----         ----         ----     ---------      ---------
Revenues                                100.0%       100.0%       100.0%      2.8%          9.6%
                                        -----        -----        -----
Expenses
      Operating                          38.1         40.0         41.1        (2.1)          6.7
      Depreciation                       31.8         30.1         30.5         8.7           7.9
      Gain on sale                       (2.7)        (1.6)        (2.2)       73.8         (20.0)
      Selling and administrative          9.2          9.1          9.1         4.1          10.1
                                         -----        -----        -----
                                         76.4         77.6         78.5         1.2           8.3

Operating earnings                       23.6         22.4         21.5         8.3          14.4
Interest expense                          8.8          8.4          8.9         7.3           4.7
                                         -----        -----        -----
Earnings before income taxes             14.8         14.0         12.6         9.0          21.2
Income taxes                              5.8          5.5          4.9         9.6          20.7
                                         -----        -----        -----
Net earnings                              9.0%         8.5%         7.7%        8.6%         21.6%
                                         =====        =====        =====

Fiscal Year 1999 vs. 1998

     Revenues increased by $17.2 million as full-service lease and commercial rental revenues improved over the prior year. Full-service lease, guaranteed maintenance and logistics revenues represented approximately 72% of total revenues. Logistics and dedicated revenues declined by 9% due to the loss of two large accounts at the end of the last fiscal year. Commercial rental revenues, which represented the remainder of total revenues, increased by 8.9% due in large part to the increased level of rental business.

     Operating expenses decreased by $5.1 million. The decrease resulted from a reduction in driver payroll of $2.9 million and a reduction in fuel costs of $.8 million both related to the decline in logistics and dedicated revenues. Other operating expenses on a broad-basis increased as a result of the overall higher level of business, however, the increase was more than offset by a decrease in environmental costs as the Company completed its underground storage tank replacement program by the end of calendar year 1998.

     Depreciation expense increased by $15.9 million as a result of the Company's increased investment in equipment on operating leases and related transportation service facilities required to support the current level of business.

     Gain on sale of property and equipment increased by $7.2 million and reflected both higher average selling prices realized on transportation equipment and an increase in the number of units sold.

     Selling and administrative expenses increased by $2.3 million to $57.8 million from $55.5 million in 1998 and reflected the higher level of business. Increased employee compensation and related benefits and office expenses were offset in large part by reductions in advertising and insurance costs.

     Interest expense increased by $3.8 million due to the increased level of borrowings experienced during the current year. Interest rates decreased slightly when compared with the prior year.

     The effective income tax rate was 39.1% in 1999 and 38.9% in 1998.

     Net earnings increased by $4.5 million to $56.5 million or $.97 per diluted share from $52.0 million or $.85 per diluted share in 1998. The increased net earnings resulted from the higher revenues and the increased gain realized from the sale of property and equipment.

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

Liquidity and Capital Resources

     The Company's primary operation is the full-service leasing and rental of tractors, trucks and trailers, which requires substantial amounts of capital and access to financing sources. At September 30, 1999, equipment on operating leases of $1,012.3 million represented 71.6% of the Company's assets. Funds for the acquisition of this equipment are provided principally by the cash flows from operations, the proceeds from the sale of used equipment and borrowings under the Company's revolving credit facility. Cash flows from operating activities of $267.2 million were generated principally from net earnings of $56.5 million and the noncash depreciation and amortization totaling $199.7 million. Because existing leases provide the primary source of funds from operations, the Company expects a similar amount of funds to be generated in 2000.

     Investing activities reflect the Company's capital expenditures of $355.2 million in 1999 and $332.8 million in 1998. Proceeds from the sale of equipment amounted to $88.0 million in 1999 and $67.5 million in 1998. At September 30, 1999, the Company's commitment for the purchase of revenue equipment was $161.3 million. Based on the current level of business and including commitments already made at September 30, 1999, the Company anticipates spending approximately $425.0 million for equipment and facilities in 2000.

     Equipment financing obligations increased to $802.5 million at September 30, 1999 from $749.9 million a year earlier. Borrowings from external sources included equipment term loans, capitalized leases and, in April 1999, the sale of $100.0 million of 6.75% Collateral Trust Debentures, Series T, due April 5, 2006.

     At September 30, 1999, the Company could sell an additional $55.0 million of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

     The Company's principal subsidiary, Rollins Leasing Corp., has revolving credit facilities available which aggregate $100.0 million at September 30, 1999. These facilities, used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing, require the maintenance of specified financial ratios and restrict payments to the Company. At the option of the banks who provide the facilities, the credit facilities and the Company's Collateral Trust Debentures may be secured by certain leasing equipment.

     During 1999, the Company's financing activities included an increase in equipment financing obligations of $52.6 million, payment of dividends of $11.6 million and the purchase and retirement of 1,776,700 shares of $1 par value common stock for $18.3 million. At September 30, 1999, the Company was authorized to purchase 733,300 additional shares of its stock.

     At September 30, 1999 and 1998, the debt to equity ratio of the Company was
2.5 to 1 and 2.6 to 1, respectively.

Year 2000 ("Y2K") Readiness Disclosure

     The Company is aware of the issues related to the approach of the year 2000 as they relate to information technology programming issues which could have a significant potential impact on its future operations and financial reporting. In this regard, the Company has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessments included a review of what systems and equipment need to be changed or replaced in order to function correctly. The Company has further determined that onboard computer systems in Company-owned vehicles are not affected by the Y2K issue.

     The Company's Y2K project was broken down into Corporate host-based systems and field-based data collection processes. Overall, the Company's work effort was allocated approximately 80 percent to host-based systems and 20 percent to field-based data processes. Essentially all host-based coding and testing has been completed. Full production with regard to remediated systems also has been completed. As part of the Company's remediation efforts, the field data collection systems were rewritten.

     With the exception of remediation and implementation consequences not known to the Company at this time, the Company believes that all systems should be fully implemented as of November 30, 1999.

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

     The Company estimates that it will spend approximately $2.0 million to fully implement its Y2K compliance program of which $1.87 million has been expended through September 30, 1999. All Y2K costs have been and will continue to be funded from operations.

     The Company has formulated a Y2K contingency plan that addresses potential short-term business disruptions resulting from losses of power, system malfunctions and related issues. However, due to the complexity and widespread nature of such issues, the contingency planning process, of necessity, must be an ongoing one requiring possible further modification as more information becomes known regarding: (1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors.

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

     Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: general economic conditions, competitive factors and pricing pressures, shift in market demand, the performance and needs of industries served by the Company, equipment utilization, management's success in developing and introducing new services and lines of business, potential increases in labor costs, potential increases in equipment, maintenance and fuel costs, uncertainties of litigation, the Company's ability to finance its future business requirements through outside sources or internally generated funds, the availability of adequate levels of insurance, success or timing of completion of ongoing or anticipated capital or maintenance projects, success or timing of closing under acquisitions or divestitures and efficient integration or utilization of newly acquired facilities, equipment and personnel, management retention and development, changes in Federal, State and local laws and regulations, including environmental regulations, as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 27, 2000.

     Executive Officers of the Registrant. As of October 31, 1999, the Executive Officers of the registrant were:

    Name                             Position                            Age       Term of Office
    ----                             --------                            ---       --------------
Patrick J. Bagley       Vice President-Finance and                        52        7/87 to date
                        Treasurer                                                   1/87 to date

I. Larry Brown          President and Chief Executive Officer,            54        1994 to date
                        Rollins Leasing Corp.

Klaus M. Belohoubek     Vice President-General Counsel and Secretary      40        7/99 to date

John W. Rollins         Chairman of the Board and                         83        1954 to date
                        Chief Executive Officer                                     10/74 to date

John W. Rollins, Jr.    President and Chief Operating Officer             57        9/75 to date
                        and Director

Henry B. Tippie         Chairman of the Executive Committee               72        3/74 to date
                        and Vice Chairman of the Board

     I. Larry Brown has been employed by Rollins Leasing Corp., a wholly owned subsidiary of Rollins Truck Leasing Corp., since 1973. Mr. Brown has been President of Rollins Leasing Corp. since 1994 and Chief Executive Officer since 1996.

     Klaus M. Belohoubek has been Vice President-General Counsel and Secretary to the Company since 1999 and was Assistant General Counsel from 1990 to 1999. Mr. Belohoubek also serves as Vice President-General Counsel and Secretary to Matlack Systems, Inc. and Vice President-General Counsel to Dover Downs Entertainment, Inc.

     The Company's Executive Officers are elected for the ensuing year and until their successors are elected.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 27, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 27, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the year ended September 30, 1999, the following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Klaus M. Belohoubek, Michael B. Kinnard, William B. Philipbar, Jr., John W. Rollins, John W. Rollins, Jr. and Henry B. Tippie. John
W. Rollins owns directly and of record 11.4% of the outstanding shares of Common Stock of Matlack Systems, Inc. at October 31, 1999.

     The following officers and/or directors of the Company were also officers and/or directors of Dover Downs Entertainment, Inc.; Patrick J. Bagley, Klaus M. Belohoubek, Michael B. Kinnard, John W. Rollins, John W. Rollins, Jr. and Henry
B. Tippie. John W. Rollins owns directly and of record 32.5% of the outstanding shares of Common Stock of Dover Downs Entertainment, Inc. at October 31, 1999.

     The description of transactions between the Company and Matlack Systems, Inc. and between the Company and Dover Downs Entertainment, Inc. appears under the caption "Transactions with Related Parties" of this 1999 Annual Report on Form 10-K.

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

        (3)(b) By-Laws of Rollins Truck Leasing Corp. as last amended on October 28, 1999.

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

        (4)(c) Eighth Supplemental Collateral Trust Indenture dated May 15, 1990 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 33-67682 on Form S-3 dated August 20, 1993 is incorporated herein by reference.

        (4)(d) Eleventh Supplemental Collateral Trust Indenture dated March 15, 1993 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

        (4)(e) Twelfth Supplemental Collateral Trust Indenture dated March 15, 1994 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

        (4)(f) Thirteenth Supplemental Collateral Trust Indenture dated March 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

        (4)(g) Fourteenth Supplemental Collateral Trust Indenture dated May 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

        (4)(h) Fifteenth Supplemental Collateral Trust Indenture dated March 15, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

        (4)(i) Sixteenth Supplemental Collateral Trust Indenture dated August 7, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

        (4)(j) Seventeenth Supplemental Collateral Trust Indenture dated as of March 10, 1997 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986 and by the Eighth Supplemental Indenture dated as of May 15, 1990 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1997, is incorporated herein by reference.

        (4)(k) Eighteenth Supplemental Collateral Trust Indenture dated as of July 16, 1998 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, an Eighth Supplemental Indenture thereto dated as of May 15, 1990 and by the Seventeenth Supplemental Indenture dated as of March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1998, is incorporated herein by reference.

        (4)(l) Nineteenth Supplemental Collateral Trust Indenture dated as of April 5, 1999 to the Collateral Trust Indenture dated as of March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated as of February 20, 1986, an Eighth Supplemental Indenture thereto dated as of May 15, 1990 and by the Seventeenth Supplemental Indenture dated as of March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

        (4)(m) Rollins Truck Leasing Corp. Rights Agreement dated as of June 1, 1999 as filed as an Exhibit to Registration Statement on Form 8-A filed by the Company on June 30, 1999 is incorporated herein by reference.

        (4)(n) Asset Purchase Agreement by and among Worldwide Dedicated Services, Inc., Rollins Truck Leasing Corp., Rollins Logistics Inc., Rollins Dedicated Carriage Services, Inc. and Rollins Transportation Systems, Inc. as of November 12, 1999.

        (4)(o) Stock Purchase Agreement by and between UPS Logistics Group, Inc., UPS Truck Leasing, Inc., Rollins Truck Leasing Corp. and Rollins Leasing Corp. as of November 12, 1999.

        (4)(p) Strategic Alliance Agreement to be entered into as of December 31, 1999 in connection with the closing under the Stock Purchase Agreement filed as Exhibit (4)(o), above.

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

        (21)    Rollins Truck Leasing Corp. Subsidiaries at September 30, 1999.

        (23) Consent of KPMG LLP, Independent Auditors, providing for incorporation by reference of their report dated October 27, 1999, except for the note "Subsequent Events" which is as of November 12, 1999, into Registration Statement No. 333-21835 filed on Form S-3.

        (27)(a) Rollins Truck Leasing Corp. Financial Data Schedule at September 30, 1999.

(b) Reports on Form 8-K.

     On July 29, 1999, the Company filed a report on Form 8-K which, as an Item 5-Other Event, announced the appointment of Klaus M. Belohoubek, Esquire to the position of Vice President-General Counsel and Secretary. Additionally, the filing reported the resignation of Michael B. Kinnard, Esquire, formerly Vice President-General Counsel and Secretary as he had accepted the position of President and Chief Operating Officer of Matlack Systems, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   December 14, 1999             ROLLINS TRUCK LEASING CORP.
         -----------------             ---------------------------
                                             (Registrant)

                                      BY: /s/ John W. Rollins, Jr.
                                          -------------------------------------
                                          John W. Rollins, Jr.
                                          President and Chief Operating Officer
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Patrick J. Bagley                Vice President-Finance and Treasurer    December 14, 1999
-------------------------------      Chief Financial Officer
Patrick J. Bagley                    Chief Accounting Officer
                                     Director


/s/ John W. Rollins                  Chairman of the Board and               December 14, 1999
-------------------------------      Chief Executive Officer
John W. Rollins

/s/ Gary W. Rollins                  Director                                December 14, 1999
-------------------------------
Gary W. Rollins

/s/ Henry B. Tippie                  Chairman of the Executive               December 14, 1999
-------------------------------      Committee and Vice Chairman
Henry B. Tippie                      of the Board


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(1) Consolidated
    ------------
                                                                        Page(s)
                                                                        -------
    Independent Auditors' Report on Financial Statements and
      Financial Statement Schedules                                        13

    Consolidated Statement of Earnings for the years ended
      September 30, 1999, 1998 and 1997                                    14

    Consolidated Balance Sheet at September 30, 1999 and 1998              15

    Consolidated Statement of Cash Flows for the years ended
      September 30, 1999, 1998 and 1997                                    16

    Consolidated Statement of Shareholders' Equity for the years\
      ended September 30, 1999, 1998 and 1997                              17

    Notes to the Consolidated Financial Statements                      18 to 26


(2) Financial Statement Schedules

    Rollins Truck Leasing Corp. (Parent)
      Schedule I - Condensed Financial Information

         Balance Sheet at September 30, 1999 and 1998                      27

         Statement of Earnings for the years ended
           September 30, 1999, 1998 and 1997                               28

         Statement of Cash Flows for the years ended
           September 30, 1999, 1998 and 1997                               29

         Notes to the Financial Statements                                 30

    Rollins Truck Leasing Corp. and Subsidiaries Consolidated

    Schedule II - Valuation and Qualifying Accounts for the years
                    ended September 30, 1999, 1998 and 1997                31

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Wilmington, Delaware
October 27, 1999, except for the note "Subsequent Events" which is as of November 12, 1999.

CONSOLIDATED STATEMENT OF EARNINGS

                                                            Year Ended September 30,
------------------------------------------------------------------------------------------------
                                                     1999             1998             1997
------------------------------------------------------------------------------------------------
Revenues                                         $627,397,000     $610,157,000      $556,704,000
------------------------------------------------------------------------------------------------
Expenses
     Operating                                    239,162,000      244,260,000       228,957,000
     Depreciation                                 199,342,000      183,465,000       170,039,000
     Gain on sale of property and equipment       (17,007,000)      (9,787,000)      (12,230,000)
     Selling and administrative                    57,805,000       55,530,000        50,457,000
-------------------------------------------------------------------------------------------------
                                                  479,302,000      473,468,000       437,223,000
------------------------------------------------------------------------------------------------

Operating earnings                                148,095,000      136,689,000       119,481,000
Interest expense, net                              55,364,000       51,586,000        49,270,000
-------------------------------------------------------------------------------------------------
Earnings before income taxes                       92,731,000       85,103,000        70,211,000
Income taxes                                       36,258,000       33,080,000        27,417,000
-------------------------------------------------------------------------------------------------

Net earnings                                     $ 56,473,000     $ 52,023,000      $ 42,794,000
=================================================================================================

Earnings per share
     Basic                                       $        .98     $        .86      $        .68
     Diluted                                     $        .97     $        .85      $        .68

Average shares outstanding
     Basic                                         57,833,000       60,340,000        62,681,000
     Diluted                                       58,369,000       61,130,000        63,362,000



            The Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                                                                           September 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                      1999               1998
-------------------------------------------------------------------------------------------------------------------
                          ASSETS
Current assets
    Cash                                                                        $   34,280,000     $   27,015,000
    Accounts receivable, net of allowance for doubtful
       accounts: 1999-$2,479,000; 1998-$2,452,000                                   84,482,000         75,227,000
    Inventories                                                                      8,074,000          7,394,000
    Prepaid expenses                                                                18,021,000         18,056,000
    Deferred income taxes                                                            5,189,000          7,034,000
-------------------------------------------------------------------------------------------------------------------
       Total current assets                                                        150,046,000        134,726,000
Equipment on operating leases, net                                               1,012,307,000        924,887,000
Other property and equipment, net                                                  228,445,000        219,343,000
Excess of cost over net assets of businesses acquired                               16,117,000         11,816,000
Other assets                                                                         5,972,000          6,702,000
-------------------------------------------------------------------------------------------------------------------
       Total assets                                                             $1,412,887,000     $1,297,474,000
===================================================================================================================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities (excluding equipment financing obligations)
    Accounts payable                                                            $   30,077,000     $   12,246,000
    Accrued liabilities                                                             48,372,000         52,023,000
    Income taxes payable                                                             1,574,000          1,292,000
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                    80,023,000         65,561,000
Equipment financing obligations including maturities due
    within one year: 1999-$66,344,000; 1998-$51,699,000                            802,458,000        749,876,000
Other liabilities                                                                   15,849,000         14,144,000
Deferred income taxes                                                              194,171,000        174,908,000

Commitments and contingent liabilities (see Notes to the Consolidated Financial Statements)

Shareholders' equity
    Common stock, $1 par value,
       outstanding: 1999-57,214,551 shares; 1998-58,799,281 shares                  57,215,000         58,799,000
     Additional paid-in capital                                                         --                 11,000
     Accumulated other comprehensive income                                            518,000            941,000
     Retained earnings                                                             262,653,000        233,234,000
-------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                  320,386,000        292,985,000
-------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                               $1,412,887,000     $1,297,474,000
===================================================================================================================



            The Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             Year Ended September 30,
-------------------------------------------------------------------------------------------------------------------
                                                                   1999                1998                1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net earnings                                                $  56,473,000       $  52,023,000       $  42,794,000
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation and amortization                              199,732,000         183,805,000         170,380,000
     Net gain on sale of property and equipment                 (17,007,000)         (9,787,000)        (12,230,000)
     Changes in assets and liabilities:
        Accounts receivable                                      (6,447,000)         (4,062,000)         (8,776,000)
        Accounts payable and accrued liabilities                 13,536,000           1,866,000           8,787,000
        Current and deferred income taxes                        19,582,000          22,346,000          18,866,000
        Other, net                                                1,343,000            (961,000)          1,754,000
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                  267,212,000         245,230,000         221,575,000
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchase of property and equipment                           (355,191,000)       (332,779,000)       (303,058,000)
  Proceeds from sales of property and equipment                  88,021,000          67,526,000          75,621,000
  Acquisition of subsidiary, net of cash acquired                (6,935,000)               --                  --
-------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                     (274,105,000)       (265,253,000)       (227,437,000)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds of equipment financing obligations                   179,992,000         186,930,000         140,150,000
  Repayment of equipment financing obligations                 (137,186,000)       (108,876,000)       (109,690,000)
  Payment of dividends                                          (11,569,000)         (9,244,000)         (8,353,000)
  Proceeds of stock options exercised                             1,225,000           2,051,000             818,000
  Common stock acquired and retired                             (18,305,000)        (41,367,000)        (30,633,000)
  Other                                                                --               (93,000)               --
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities         14,157,000          29,401,000          (7,708,000)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                               1,000                --                  --
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                   7,265,000           9,378,000         (13,570,000)
Cash beginning of period                                         27,015,000          17,637,000          31,207,000
-------------------------------------------------------------------------------------------------------------------
Cash end of period                                            $  34,280,000       $  27,015,000       $  17,637,000
===================================================================================================================

Supplemental information
  Interest paid                                               $  53,978,000       $  48,549,000       $  49,212,000
  Income taxes paid                                           $  15,995,000       $  10,734,000       $   8,551,000



            The Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended September 30, 1999, 1998 and 1997

                                                                          Accumulated
                                            $1 Par Value    Additional        Other                                      Total
                                                Common       Paid-in      Comprehensive  Comprehensive    Retained   Shareholders'
                                                Stock        Capital         Income          Income       Earnings       Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                    $43,384,000  $       --      $ 1,079,000                 $240,664,000  $285,127,000
Net earnings                                                                              $42,794,000    42,794,000    42,794,000
Other comprehensive income
   Unrealized gain on securities
      (net of tax of $146,000)                                                 229,000        229,000                     229,000
Dividends on common stock, $.13 per share                                                                (8,353,000)   (8,353,000)
Common stock acquired and retired              (2,484,000)     (377,000)                                (27,772,000)  (30,633,000)
Exercise of stock options                         167,000       651,000                                                   818,000
                                              ------------  -----------    -----------    -----------  ------------  ------------
Comprehensive income                                                                      $43,023,000
                                                                                          ===========
Balance at September 30, 1997                  41,067,000       274,000      1,308,000                  247,333,000   289,982,000
Net earnings                                                                              $52,023,000    52,023,000    52,023,000
Other comprehensive income
   Unrealized loss on securities
      (net of tax benefit of $233,000)                                        (367,000)      (367,000)                   (367,000)
Dividends on common stock, $.16 per share                                                                (9,244,000)   (9,244,000)
Common stock acquired and retired              (3,091,000)   (1,937,000)                                (36,339,000)  (41,367,000)
Exercise of stock options                         377,000     1,674,000                                                 2,051,000
Three-for-two common stock split               20,446,000                                               (20,539,000)      (93,000)
                                               ----------  ------------    -----------    -----------  ------------  ------------
Comprehensive income                                                                      $51,656,000
                                                                                          ===========
Balance at September 30, 1998                  58,799,000        11,000        941,000                  233,234,000   292,985,000
Net earnings                                                                              $56,473,000    56,473,000    56,473,000
Other comprehensive income
   Unrealized loss on securities
      (net of tax benefit of $455,000)                                        (708,000)      (708,000)                   (708,000)
   Foreign currency translation adjustments                                    285,000        285,000                     285,000
Dividends on common stock, $.20 per share                                                               (11,569,000)  (11,569,000)
Common stock acquired and retired              (1,776,000)   (1,044,000)                                (15,485,000)  (18,305,000)

Exercise of stock options                         192,000     1,033,000                                                 1,225,000
                                              -----------  ------------    -----------    -----------  ------------  ------------
Comprehensive income                                                                      $56,050,000
                                                                                          ===========
Balance at September 30, 1999                 $57,215,000  $      --       $   518,000                 $262,653,000  $320,386,000
                                              ===========  ============    ===========                 ============  ============


            The Notes to the Consolidated Financial Statements are an
                       integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Organization and Accounting Policies

     Organization - Rollins Truck Leasing Corp. is engaged primarily in full-service truck leasing and rentals and the provision and management of complete truck transportation and distribution systems. All of the Company's operations currently are conducted within the United States and Canada.

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

     Earnings per share - The number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                                 1999            1998            1997
                              ----------      ----------      ----------
       Basic EPS              57,833,000      60,340,000      62,681,000
       Effect of Options         536,000         790,000         681,000
                              ----------      ----------      ----------
       Diluted EPS            58,369,000      61,130,000      63,362,000
                              ==========      ==========      ==========

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

     Goodwill - The excess of cost over net assets of businesses acquired prior to October 30, 1970 amounting to $4,588,000 is not being amortized since its value, in management's opinion, has not diminished. The excess of cost over net assets of businesses acquired subsequently is being amortized on a straight-line basis over 15 to 40 years.

     Leasing operations - Leasing operations consist of the long-term leasing and short-term rental of transportation equipment. All leases are classified as operating leases and expire on various dates during the next eleven years.

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

     Fair values of financial instruments - The carrying amounts reported in the balance sheet for current assets and current liabilities approximate their fair value at September 30, 1999.

     Impairment of long-lived assets - Periodically, the Company evaluates whether the remaining useful life of long-lived assets requires revision and assesses the recoverability of remaining unamortized balances. Should factors indicate that an asset should be evaluated for possible impairment, an estimate of the asset's cash flow is utilized in evaluating fair value. Should an impairment be determined, the impaired asset's value would be adjusted and a charge to operations would be recognized. To date, no impairment losses have been recognized.

     Stock-based compensation - The Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," on October 1, 1996. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation plans; however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion ("APB"), No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to use the intrinsic value method.

     Comprehensive income - In 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement requires presentation of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     Foreign currency translation - Assets and liabilities of the Company's Canadian subsidiary are translated at the rate of exchange in effect on the balance sheet date; revenues and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive income.

     Recent accounting pronouncements - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

     Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

Equipment on Operating Leases

     The Company's investment in equipment on operating leases is as follows:

                                              September 30,
                                   -----------------------------------
                                        1999                 1998
                                   --------------       --------------
Transportation equipment           $1,538,713,000       $1,402,267,000
Less accumulated depreciation        (526,406,000)        (477,380,000)
                                   --------------       --------------
                                   $1,012,307,000       $  924,887,000
                                   ==============       ==============

     Commitments for the purchase of transportation equipment amounted to $161,315,000 at September 30, 1999.

     At September 30, 1999, minimum future revenues from non-cancelable leases are as follows:

Year Ending September 30,
-------------------------

2000                                               $261,822,000
2001                                                219,696,000
2002                                                176,539,000
2003                                                129,308,000
2004                                                 86,912,000
Later years                                          78,571,000
                                                   ------------

Total future minimum lease revenues                $952,848,000
                                                   ============

Other Property and Equipment

     The Company's other property and equipment accounts are as follows:

                                                                                         September 30,
                                                                                ---------------------------------
                                                                                     1999                 1998
                                                                                -------------       -------------
Land                                                                            $  61,979,000       $  61,190,000
Transportation service facilities                                                 224,820,000         205,923,000
Other operating assets                                                             41,713,000          39,964,000
Less accumulated depreciation                                                    (100,067,000)        (87,734,000)
                                                                                -------------       -------------
                                                                                $ 228,445,000       $ 219,343,000
                                                                                =============       =============

Accrued Liabilities
  Accrued liabilities are as follows:

                                                                                         September 30,
                                                                                ---------------------------------
                                                                                     1999                 1998
                                                                                -------------       -------------
Employee compensation                                                           $  11,909,000       $  15,018,000
Interest                                                                            9,906,000           7,451,000
Taxes other than income                                                             8,991,000          12,684,000
Insurance reserves                                                                  6,727,000           6,781,000
Environmental                                                                         452,000           3,213,000
Unbilled services and supplies                                                      5,324,000           2,662,000
Other                                                                               5,063,000           4,214,000
                                                                                -------------       -------------
                                                                                $  48,372,000       $  52,023,000
                                                                                =============       =============

Equipment Financing Obligations
  Equipment financing obligations are as follows:

                                                                                         September 30,
                                                                                ---------------------------------
                                                                                     1999                 1998
                                                                                -------------       -------------
  Collateral Trust Debentures:
     Series I,              10.35      %, due 2000                              $ 50,000,000        $  50,000,000
     Series J,               8 5/8     %, due 1998                                    --               30,000,000
     Series L,               7         %, due 2003                                70,000,000           70,000,000
     Series M,               7         %, due 2001                                60,000,000           60,000,000
     Series N,               8.27      %, due 2002                               100,000,000          100,000,000
     Series O,               7.25      %, due 2005                                50,000,000           50,000,000
     Series P,               6.89      %, due 2004                                75,000,000           75,000,000
     Series Q,               6 7/8     %, due 2001                                60,000,000           60,000,000
     Series R,               7.30      %, due 2007                                75,000,000           75,000,000
     Series S,               6.52      %, due 2005                                75,000,000           75,000,000
     Series T,               6.75      %, due 2006                               100,000,000               --

  Capital lease obligations                                                       75,732,000           66,330,000

  Other equipment financing obligations                                           11,726,000           38,546,000
                                                                                -------------       -------------
                                                                                $802,458,000        $ 749,876,000
                                                                                ============        =============

     Credit available under the revolving credit facilities (the "Revolver") provided by two banks amounted to $100,000,000 at September 30, 1999. At the option of the banks, the Revolver and the Collateral Trust Debentures may be secured by certain leasing equipment. Termination of the Revolver would result in repayment of the outstanding balance over 48 months in equal installments; otherwise, no repayments are required unless the financing value of the eligible equipment available as security falls below the outstanding loan balance. The

Revolver provides for the maintenance of specified financial ratios and restricts payments to the Company by a consolidated subsidiary. Net assets of all subsidiaries not restricted under the Revolver totaled $93,187,000 at September 30, 1999.

     Capital lease obligations due within one year totaled $9,642,000 at September 30, 1999 with the balance payable through 2009. Interest rates on these obligations averaged 5.3% at September 30, 1999. The capital lease obligations are collateralized by certain leasing equipment.

    Other equipment financing obligations due within one year totaled $6,702,000 at September 30, 1999 with the balance payable through 2002. Interest rates on these obligations averaged 6.0% at September 30, 1999. The other equipment financing obligations are collateralized by certain leasing equipment. The Collateral Trust Debentures are secured by notes from Rollins Leasing Corp.

    Equipment financing obligations due within one year are not classified as current liabilities as the Company intends and has the ability to refinance them on a long-term basis through available credit facilities.

    Based on published bid prices at September 30, 1999, the estimated fair value of the Company's Collateral Trust Debentures was $708,431,000 compared with the recorded book amount of $715,000,000. The fair value of the remaining $87,458,000 of equipment indebtedness approximates its recorded amount.

    The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 2000-$66,344,000; 2001-$138,390,000; 2002-$114,674,000;
2003-$83,958,000 and 2004-$89,332,000.

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

     The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:

                                                         September 30,
                                                 -----------------------------
                                                     1999             1998
                                                 ------------     ------------
Change in benefit obligation:
Benefit obligation at beginning of year          $ 56,189,000     $ 43,679,000
Service cost                                        4,132,000        3,449,000
Interest cost                                       4,004,000        3,415,000
Amendments                                          3,539,000             --
Actuarial (gain) loss                             (14,534,000)       7,133,000
Benefits paid                                      (1,854,000)      (1,487,000)
                                                 ------------     ------------
Benefit obligation at end of year                  51,476,000       56,189,000
                                                 ------------     ------------

Change in plan assets:
Fair value of plan assets at beginning of year     48,703,000       53,466,000
Actual return on plan assets                       14,196,000       (4,976,000)
Employer contribution                               1,700,000        1,700,000
Benefits paid                                      (1,854,000)      (1,487,000)
                                                 ------------     ------------
Fair value of plan assets at end of year           62,745,000       48,703,000
                                                 ------------     ------------

Funded status                                      11,269,000       (7,486,000)
Unrecognized net (gain) loss                      (20,928,000)       2,758,000
Unrecognized prior service cost                     3,881,000          639,000
Unrecognized overfunding at adoption                  (70,000)        (140,000)
                                                 ------------     ------------
Accrued pension cost                             $ (5,848,000)    $ (4,229,000)
                                                 ============     ============

     At September 30, 1999, the assets of the pension plans were invested 79.2% in equity securities, 17.9% in fixed income securities and the balance in other short-term interest bearing accounts.

     The discount rate in 1999 and 1998 was 8.5% and 7.0%, respectively. The assumed rate of compensation increase in 1999 and 1998 was 4.5% and 5.0%, respectively. The expected long-term rate of return on assets in 1999 and 1998 was 9.5% and 9.0%, respectively.

     The components of net periodic pension cost are as follows:

                                               Year Ended September 30,
                                   --------------------------------------------------
                                       1999               1998                1997
                                   ------------       ------------       ------------
Service cost                       $  4,132,000       $  3,449,000       $  2,735,000
Interest cost                         4,004,000          3,415,000          2,969,000
Return on plan assets               (14,196,000)         4,976,000        (13,043,000)
Net amortization and deferral         9,378,000        (10,378,000)         9,330,000
                                   ------------       ------------       ------------
Net periodic pension cost          $  3,318,000       $  1,462,000       $  1,991,000
                                   ============       ============       ============

     The Company also maintains a defined contribution 401(k) plan which permits participation by substantially all employees not represented under a collective bargaining agreement.

     The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $102,000 in 1999, $119,000 in 1998 and $129,000 in 1997. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

Shareholders' Equity

    The Company is authorized to issue 100,000,000 shares of its $1 Par Value Common Stock and 1,000,000 shares of Preferred Stock. The preferred shares are without par value, with terms and conditions of each issue as determined by the Board of Directors.

     Each share of common stock includes one common stock purchase right ("Right") which is non-exercisable until certain defined events occur, including tender offers or the acquisition by a person or group of affiliated or associated persons of 20% of the Company's common stock. Upon the occurrence of certain defined events, the Right entitles the holder to purchase additional stock of the Company or stock of an acquiring company at a 50% discount. The Right expires on June 30, 2009 unless earlier redeemed by the Company at a price of $.01 per Right.

Stock Option Plans

     Under the Company's stock option plans, options to purchase common stock of the Company may be granted to officers and key employees at not less than 100% of the fair market value at the date of grant. Generally, options granted vest ratably over a six-year period and have a maximum life of eight years.

     The Company accounts for these plans under APB No. 25. Accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net earnings for 1999, 1998 and 1997 would have been reduced to $55,622,000 ($.95 per diluted share), $51,365,000 ($.84 per diluted share) and $42,524,000 ($.67 per diluted share), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     As of September 30, stock option activity under the Company's plans is as follows:

                                                            1999                          1998                        1997
                                                          --------                      --------                    --------
                                                          Weighted                      Weighted                    Weighted
                                                           Average                       Average                     Average
                                                          Exercise                      Exercise                    Exercise
                                             Shares          Price         Shares          Price        Shares         Price
                                            ---------     --------        ---------     --------       ---------    --------
Outstanding at
  beginning of year                         2,286,755     $   8.30        2,203,072     $   6.57       2,374,119    $   5.91
Granted                                       425,200         9.66          721,900        10.73         150,000       10.83
Exercised                                    (191,970)        6.38         (478,919)        4.28        (250,904)       3.26
Expired or cancelled                          (50,025)        9.31         (159,298)        7.53         (70,143)       5.26
                                            ---------     --------        ---------     --------       ---------    --------
Outstanding at
  September 30                              2,469,960     $   8.66        2,286,755     $   8.30       2,203,072    $   6.57
                                            =========     ========        =========     ========       =========    ========
Exercisable at
  September 30                                898,081     $   7.42          774,797     $   6.85         984,880    $   5.64
                                            =========     ========        =========     ========       =========    ========

     The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.40, $3.20 and $3.43, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.2%, 4.3% and 6.1%; dividend yields of 1.7%, 1.7% and 1.9%; expected volatility of .27, .26 and .26 and a weighted average expected life of the option of 7 years, 7 years and 6 years.

     The following table summarizes information regarding stock options outstanding and exercisable at September 30, 1999:

                                                      Options Outstanding                          Options Exercisable
                                          -------------------------------------------            -----------------------
                                                           Weighted
                                                            Average          Weighted            Weighted
                   Range of                                Remaining          Average             Average
                   Exercise                  Number       Contractual        Exercise              Number       Exercise
                    Prices                Outstanding        Life             Price              Exercisable      Price
            ---------------------         -----------     -----------        --------            -----------    --------
            $    5.04 -  $   6.33            609,452       2.5 years         $  6.10              320,102       $   5.89
            $    7.33 -  $  11.00          1,860,508       4.2 years         $  9.50              577,979       $   8.27

     At September 30, 1999, a total of 1,001,350 shares of common stock were available for future grants.

Lease Commitments

     The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next 15 years. Some of the leases are renewable at the Company's option. Minimum future rental payments required under operating leases having non-cancelable terms in excess of one year as of September 30, 1999 are as follows:

Year Ending September 30,
-------------------------
2000                                        $ 7,692,000
2001                                          4,003,000
2002                                          3,239,000
2003                                          1,867,000
2004                                            867,000
Later years                                   2,019,000
                                            -----------
Total minimum payments required             $19,687,000
                                            ===========

     Total rent expense for all operating leases except those with terms of one month or less was $8,493,000 in 1999, $7,919,000 in 1998 and $7,624,000 in 1997.

Commitments and Contingent Liabilities

     There are various routine claims and legal actions pending against the Company incidental to the ordinary operation of it business. The Company is of the opinion, based on the advice of counsel, that it is only remotely likely that the ultimate resolution of these claims and actions will be material.

Income Taxes

     The tax provisions for the three years ended September 30, 1999 are comprised as follows:

                                                                                  Year Ended September 30,
                                                                   -------------------------------------------------------
                                                                          1999                1998                1997
                                                                   ---------------     ---------------     ---------------
Current:
  Federal                                                          $    12,669,000     $    11,113,000     $     8,345,000
  State                                                                  3,549,000           1,824,000             747,000
Deferred:
  Federal                                                               18,381,000          17,507,000          15,138,000
  State                                                                  1,659,000           2,636,000           3,187,000
                                                                   ---------------     ---------------     ---------------
  Total income taxes                                               $    36,258,000     $    33,080,000     $    27,417,000
                                                                   ===============     ===============     ===============

     A reconciliation of the tax provisions for the three years ended September 30, 1999 with amounts calculated by applying the statutory federal tax rate to earnings before income taxes for those years is as follows:

                                                                                  Year Ended September 30,
                                                                   -------------------------------------------------------
                                                                          1999                1998                1997
                                                                   ---------------     ---------------     ---------------
Federal tax                                                        $    32,456,000     $    29,786,000     $    24,574,000
State taxes, net of federal benefit                                      3,370,000           2,899,000           2,557,000
Other                                                                      432,000             395,000             286,000
                                                                   ---------------     ---------------     ---------------
Total income taxes                                                 $    36,258,000     $    33,080,000     $   27,417,000
                                                                   ===============     ===============     ===============

     The tax effect of temporary differences and the tax credit carryforwards that comprise the current and non-current deferred tax amounts shown on the balance sheet are as follows:

                                                                              September 30,
                                                                   -----------------------------------
                                                                         1999                 1998
                                                                   ---------------     ---------------
Depreciation                                                       $   204,468,000     $   193,303,000
Expenses deductible when paid                                          (10,389,000)        (11,522,000)
Alternative minimum tax credit carryforwards                            (4,979,000)        (14,130,000)
Other                                                                     (118,000)            223,000
                                                                   ---------------     ---------------
Deferred income taxes, net                                         $   188,982,000     $   167,874,000
                                                                   ===============     ===============

     At September 30, 1999, the Company had alternative minimum tax credit carryforwards of $4,979,000 which have no expiration date. The Company has no tax credit carryforwards for financial reporting purposes since all such credits have been considered in the determination of deferred tax amounts.

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

     The Company provided administrative services and rented office space to Matlack Systems, Inc. for aggregate charges of $4,093,000 in 1999, $4,401,000 in 1998 and $3,600,000 in 1997, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings.

     The Company provided administrative services to Dover Downs Entertainment, Inc. for aggregate charges of $461,000 in 1999, $430,000 in 1998 and $204,000 in
1997, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings.

     An officer of the Company is the trustee of an employee benefits trust, which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $13,720,000 in 1999, $12,897,000 in 1998 and $12,497,000 in 1997.

     In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred had such transactions been effected with independent third parties.

Acquisition

     On August 2, 1999, a subsidiary of the Company acquired Range Transportation Systems, Inc. ("Range") in a purchase business combination for $6,935,000 in cash. Range is based in Toronto, Canada and is engaged in truck rental and leasing. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Range have been included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over fair market value of the underlying assets is being amortized on a straight-line basis over 15 years.

     The pro-forma results for 1999 and 1998, assuming the acquisition had been made at the beginning of the fiscal year, would not be materially different from reported results.

Subsequent Event

     On October 29, 1999, a subsidiary of the Company acquired the net assets and business of Keen Leasing, Inc. ("Keen") for a purchase price of $41,492,000 in cash and the assumption of liabilities of $3,264,000. Keen is a truck rental and leasing business headquartered in Harrisburg, Pennsylvania which currently services approximately 1,800 vehicles from 13 locations in Pennsylvania, Maryland and Virginia. The purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values. The purchase price allocation will be determined during 2000 when additional information becomes available. Results of operations for Keen will be included with those of the Company beginning in fiscal 2000 subsequent to the date of acquisition.

     On November 12, 1999, the Company executed a stock purchase agreement with the UPS Logistics Group, a unit of United Parcel Service, Inc., whereby a subsidiary of the Company would acquire UPS Truck Leasing, which has its headquarters in Atlanta, Georgia. UPS Truck Leasing is in the truck rental and leasing business and currently maintains approximately 9,000 trucks from 54 facilities throughout the United States.

     The Company is expected to issue 2,000,000 shares of its $1.00 par value common stock as partial consideration for the purchase of UPS Truck Leasing with the remainder of the consideration to be paid in cash. The Company is expected to receive cash as consideration for the sale of Rollins Logistics Inc.

Year 2000 ("Y2K") Readiness Disclosure (Unaudited)

     The Company is aware of the issues related to the approach of the year 2000 as they relate to information technology programming issues which could have a significant potential impact on its future operations and financial reporting. In this regard, the Company has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessments included a review of what systems and equipment need to be changed or replaced in order to function correctly.

The Company has further determined that onboard computer systems in Company-owned vehicles are not affected by the Y2K issue.

     The Company's Y2K project was broken down into Corporate host-based systems and field-based data collection processes. Overall, the Company's work effort was allocated approximately 80 percent to host-based systems and 20 percent to field-based data processes. Essentially all host-based coding and testing has been completed. Full production with regard to remediated systems also has been completed. As part of the Company's remediation efforts, the field data collection systems were rewritten.

     With the exception of remediation and implementation consequences not known to the Company at this time, the Company believes that all systems should be fully implemented by November 30, 1999.

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

     The Company estimates that it will spend approximately $2.0 million to fully implement its Y2K compliance program of which $1.87 million has been expended through September 30, 1999. All Y2K costs have been and will continue to be funded from operations.

     The Company has formulated a Y2K contingency plan that addresses potential short-term business disruptions resulting from losses of power, system malfunctions and related issues. However, due to the complexity and widespread nature of such issues, the contingency planning process of necessity must be an ongoing one requiring possible further modification as more information becomes known regarding (1) the Company's own systems and facilities, and (2) the status and changes therein of the Y2K compliance efforts of outside suppliers and vendors.

     While it is not possible for the Company to predict all future outcomes and eventualities, the Company is not aware, at this time, of any Y2K non-compliant situations with regard to any of its purchased software or its use of suppliers and outside service providers which would have a material adverse effect upon the Company.

Quarterly Results (Unaudited)

                                          December          March              June           September
                 1999                        31               31                30               30
                 ----                   ------------     ------------      ------------     ------------
Revenues                                $155,345,000     $150,929,000      $156,617,000     $164,506,000
Gross profit                            $ 50,154,000     $ 45,807,000      $ 53,236,000     $ 56,703,000
Earnings before income taxes            $ 23,034,000     $ 18,248,000      $ 25,022,000     $ 26,427,000
Net earnings                            $ 14,074,000     $ 11,149,000      $ 15,156,000     $ 16,094,000
Earnings per diluted share              $       .24      $        .19      $        .26     $        .28
                                        ------------     ------------      ------------     ------------

                 1998
                 ----
Revenues                                $149,022,000     $145,050,000      $155,215,000     $160,870,000
Gross profit                            $ 46,858,000     $ 42,419,000      $ 49,731,000     $ 53,211,000
Earnings before income taxes            $ 21,173,000     $ 16,259,000      $ 22,570,000     $ 25,101,000
Net earnings                            $ 12,897,000     $  9,936,000      $ 13,846,000     $ 15,344,000
Earnings per diluted share              $        .21     $        .16      $        .23     $        .26
                                         -----------     ------------      ------------     ------------

                  SCHEDULE I - Condensed Financial Information

                           ROLLINS TRUCK LEASING CORP.
                                  BALANCE SHEET
                                 ($000 Omitted)

                                                                                            September 30,
                                                                                    -----------------------------
                 Assets                                                                 1999             1998
                 ------                                                             -----------       -----------
Current assets (excluding notes receivable from subsidiaries)
  Cash                                                                              $     7,678       $    11,791
  Accounts receivable                                                                        99             2,761
  Accounts receivable from subsidiaries*                                                     19                72
  Other current assets                                                                       10               559
                                                                                    -----------       -----------
          Total current assets                                                            7,806            15,183
Notes receivable from subsidiary*                                                       715,000           645,000
Investments in subsidiaries, at equity*                                                 346,123           330,709
Advances to subsidiaries*                                                                15,040            15,275
Property and equipment, at cost, net of accumulated depreciation                            720               854
Other assets                                                                                 64               150
Deferred income taxes                                                                      (131)              481
                                                                                    -----------       -----------
          Total assets                                                              $ 1,084,622       $ 1,007,652
                                                                                    ===========       ===========

      Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable to subsidiaries*                                                 $         9       $        15
  Accounts payable to others                                                                239               649
  Accrued liabilities                                                                       518             2,132
  Income taxes payable                                                                     (277)              (97)
                                                                                    -----------       -----------
          Total current liabilities                                                         489             2,699
Collateral Trust Debentures
    10.35%       Series I, due 2000                                                      50,000            50,000
    8 5/8%       Series J, due 1998                                                        --              30,000
     7   %       Series L, due 2003                                                      70,000            70,000
     7   %       Series M, due 2001                                                      60,000            60,000
     8.27%       Series N, due 2002                                                     100,000           100,000
     7.25%       Series O, due 2005                                                      50,000            50,000
     6.89%       Series P, due 2004                                                      75,000            75,000
    6 7/8%       Series Q, due 2001                                                      60,000            60,000
     7.30%       Series R, due 2007                                                      75,000            75,000
     6.52%       Series S, due 2005                                                      75,000            75,000
     6.75%       Series T, due 2006                                                     100,000              --
Advances from subsidiaries*                                                              49,377            67,399
Other liabilities                                                                          (112)              510
Commitments and contingent liabilities (see Notes to the Financial Statements)

Shareholders' equity
  Common stock $1 par value, 100,000,000 shares authorized;
    issued and outstanding: 1999: 57,214,551; 1998: 58,799,281                           57,215            58,799
  Additional paid-in capital                                                                  0                11
  Retained earnings                                                                     262,653           233,234
                                                                                    -----------       -----------
            Total shareholders' equity                                                  319,868           292,044
                                                                                    -----------       -----------
            Total liabilities and shareholders' equity                              $ 1,084,622       $ 1,007,652
                                                                                    ===========       ===========

* Eliminated in consolidation



 The Notes to the Financial Statements are an integral part of these statements.

                  SCHEDULE I - Condensed Financial Information
                                   (continued)

                           ROLLINS TRUCK LEASING CORP.
                              STATEMENT OF EARNINGS
                                 ($000 Omitted)

                                                                 Year Ended September 30,
                                                          --------------------------------------
                                                            1999           1998           1997
                                                          --------       --------       --------
Revenues:
  Dividends from subsidiaries                             $ 41,000       $ 30,000       $ 15,150
  Other income                                               7,015          8,200          7,191
                                                          --------       --------       --------
                                                            48,015         38,200         22,341
                                                          --------       --------       --------

Expenses:
  Administrative                                             3,336          4,541          4,571
  Depreciation and amortization                                270            279            265
  Gain on sale of property and equipment                       (29)          --             --
                                                          --------       --------       --------
                                                             3,577          4,820          4,836
                                                          --------       --------       --------

Earnings before interest and income taxes                   44,438         33,380         17,505

Interest income                                             50,715         44,708         43,286
Interest expense                                           (53,793)       (47,031)       (44,888)
                                                          --------       --------       --------

Earnings before income taxes                                41,360         31,057         15,903

Income taxes                                                   380            512            297
                                                          --------       --------       --------

Net earnings of Rollins Truck Leasing Corp.                 40,980         30,545         15,606

Equity in undistributed net earnings of subsidiaries        15,493         21,478         27,188
                                                          --------       --------       --------

Net earnings                                              $ 56,473       $ 52,023       $ 42,794
                                                          ========       ========       ========

 The Notes to the Financial Statements are an integral part of these statements.

                  SCHEDULE I - Condensed Financial Information
                                   (continued)

                           ROLLINS TRUCK LEASING CORP.
                             STATEMENT OF CASH FLOWS
                                 ($000 Omitted)

                                                                                   Year Ended September 30,
                                                                           -----------------------------------------
                                                                              1999           1998             1997
                                                                           ---------       ---------       ---------
Cash flows from operating activities:
  Earnings prior to equity in
     subsidiaries' undistributed earnings                                  $  40,980       $  30,545       $  15,606

  Adjustments to reconcile earnings to net cash
     provided by operating activities:
     Depreciation and amortization                                               270             279             265
     Changes in assets and liabilities:
         Accounts receivable                                                   2,715          (2,691)           (123)
         Accounts payable and accrued liabilities                             (2,030)          1,063             798
         Current and deferred income taxes                                       430          (1,283)         (1,419)
         Other, net                                                               15            (403)            223
         Net gain on sale of property and equipment                              (29)           --              --
                                                                           ---------       ---------       ---------
     Net cash provided by operating activities                                42,351          27,510          15,350
                                                                           ---------       ---------       ---------

  Cash flows from investing activities:
     Purchase of equipment                                                      (151)           (128)            (18)
     Proceeds from sale of equipment                                             123               7            --
                                                                           ---------       ---------       ---------
     Net cash used in investing activities                                       (28)           (121)            (18)
                                                                           ---------       ---------       ---------

  Cash flows from financing activities:
     Proceeds of equipment financing obligations                             100,000          75,000          89,500
     Issuance of notes receivable from subsidiary                           (100,000)        (75,000)        (75,000)
     Repayment of note by subsidiary                                          30,000            --            50,000
     Repayment of equipment financing obligations                            (30,000)           --           (67,500)
     Payment of dividends                                                    (11,569)         (9,244)         (8,353)
     Proceeds of stock options exercised                                       1,225           2,051             818
     Common stock acquired and retired                                       (18,305)        (41,367)        (30,633)
     Subsidiary advances and payments                                        (17,787)         31,882          25,754
     Other                                                                      --               (93)           --
                                                                           ---------       ---------       ---------
     Net cash used in financing activities                                   (46,436)        (16,771)        (15,414)
                                                                           ---------       ---------       ---------

     Net increase (decrease) in cash                                          (4,113)         10,618             (82)

     Cash beginning of period                                                 11,791           1,173           1,255
                                                                           ---------       ---------       ---------

     Cash end of period                                                    $   7,678       $  11,791       $   1,173
                                                                           =========       =========       =========

Supplemental information:

     Interest paid                                                         $  47,119       $  43,528       $  42,934
     Income taxes paid                                                     $     (50)      $   1,795       $   1,716

 The Notes to the Financial Statements are an integral part of these statements.

                  SCHEDULE I - Condensed Financial Information
                                   (continued)

                           ROLLINS TRUCK LEASING CORP.
                        Notes to the Financial Statements

Accounting Policies

     The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 1999 Annual Report on Form 10-K.

     The Company's principal sources of earnings are dividends and management fees paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $93,187,000 at September 30, 1999. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings
(loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

     Interest income on notes receivable from a subsidiary, which are pledged to secure the Collateral Trust Debentures (described in the Equipment Financing Obligations note in the consolidated financial statements of this 1999 Annual Report on Form 10-K), was $49,646,000, $44,547,000 and $43,286,000 in 1999, 1998
and 1997, respectively.

Commitments and Contingencies

     The Company is obligated to a subsidiary for $326,000 annually ($734,000 in the aggregate) of future rentals under a lease through 2001. Rent expense was $317,000 in 1999, $302,000 in 1998 and $284,000 in 1997.

     Commitments of the Company have been collateralized by bank letters of credit issued on behalf of the Company in the amount of $8,000,000.

     The aggregate amounts of maturities for the Collateral Trust Debentures during the next five years are as follows: 2000 -- $50,000,000; 2001 -- $120,000,000; 2002 -- $100,000,000 and 2003 -- $70,000,000; and 2004 --
$75,000,000.

                  ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 ($000 OMITTED)

               COLUMN A                       COLUMN B             COLUMN C           COLUMN D          COLUMN E
-----------------------------------------    ----------   -----------------------    ----------        ----------
                                                                  Additions
                                                          -----------------------
                                             Balance at   Charged to     Charged                       Balance at
Year Ended                                   Beginning    Costs and      to Other                        End of
September 30,           Description          of Period     Expenses      Accounts    Deductions          Period
-------------           -----------          ---------    ----------     --------    ----------        ----------
1999:     Allowance for doubtful accounts      $2,452       $1,326       $345(1)      $1,644(2)         $ 2,479
----


1998:     Allowance for doubtful accounts      $2,126       $1,529       $484(1)      $1,687(2)         $ 2,452
----


1997:     Allowance for doubtful accounts      $1,928       $1,454       $695(1)      $1,951(2)         $ 2,126
----

----------
(1) Recoveries.
(2) Write-offs.

                           ROLLINS TRUCK LEASING CORP.

                              Exhibits to Form 10-K

                    For Fiscal Year Ended September 30, 1999


Index to Exhibits

Exhibit (3)(b)               By-Laws of Rollins Truck Leasing Corp. as last
                             amended on October 28, 1999

Exhibit (4)(l)               Nineteenth Supplemental Collateral Trust Indenture
                             dated as of April 5, 1999 to the Collateral Trust
                             Indenture dated as of March 21, 1983 as
                             supplemented and amended by a Third Supplemental
                             Indenture thereto dated as of February 20, 1986, an Eighth Supplemental Indenture thereto dated as of May 15, 1990 and by the Seventeenth Supplemental
                             Indenture dated as of March 10, 1997 between Rollins Truck Leasing Corp. and First Union
                             National Bank, as Trustee.

Exhibit (4)(n)               Asset Purchase Agreement by and among Worldwide
                             Dedicated Services, Inc., Rollins Truck Leasing
                             Corp., Rollins Logistics Inc., Rollins Dedicated
                             Carriage Services, Inc. and Rollins Transportation
                             Systems, Inc. as of November 12, 1999.

Exhibit (4)(o)               Stock Purchase Agreement by and between UPS
                             Logistics Group, Inc., UPS Truck Leasing, Inc.,
                             Rollins Truck Leasing Corp. and Rollins Leasing
                             Corp. as of November 12, 1999.

Exhibit (4)(p)               Strategic Alliance Agreement to be entered into as
                             of December 31, 1999 in connection with the closing under the Stock Purchase Agreement filed as Exhibit
                             (4)(o), above.

Exhibit 21                   Rollins Truck Leasing Corp. Subsidiaries at
                             September 30, 1999

Exhibit 23                   Consent of Independent Auditors

Exhibit 27(a) Rollins Truck Leasing Corp. Financial Data Schedule at September 30, 1999