Form 10-Q
period 1999-12-31
ROLLINS TRUCK LEASING CORP
filed 2000-02-07
CIK 84244

Page 1 of 9

                                       UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q


(Mark One)

/ X /             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 1999

                                            OR
/   /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number         1-5728

                        ROLLINS TRUCK LEASING CORP.
                  (Exact name of registrant as specified in its charter)


    DELAWARE                                         51-0074022
State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


One Rollins Plaza, Wilmington, Delaware                      19803
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


                                                   Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of December 31, 1999 was 56,717,725.




FORM 10-Q                                                          Page 2 of 9
                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.    Basis of Presentation
      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

B.    Earnings Per Share
      Pursuant to the provisions of Statement of Financial Accounting Standards No. 128,"Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):


                                              Three Months Ended
                                                 December 31,
                                             1999              1998

      Basic EPS                            56,804            58,464
      Effect of assumed option
       exercises                              451               649
      Diluted EPS                          57,255            59,113


      No adjustments to net income available to common stockholders were required during the periods presented.

FORM 10-Q                                                          Page 3 of 9

                                ROLLINS TRUCK LEASING CORP.
                            CONSOLIDATED STATEMENT OF EARNINGS
                          In Thousands, Except Per Share Amounts


                                                            Quarter Ended
                                                             December 31,
                                                            1999        1998

Revenues                                                  $169,622    $155,345

Expenses
  Operating                                                 66,341      60,327
  Depreciation                                              53,832      49,066
  Gain on sale of property and equipment                    (4,855)     (4,202)
  Selling and administrative                                14,366      13,303
                                                           129,684     118,494

Operating earnings                                          39,938      36,851

Interest expense                                            15,728      13,817
Earnings before income taxes                                24,210      23,034

Income taxes                                                 9,440       8,960
Net earnings                                              $ 14,770    $ 14,074

Earnings per share
  Basic                                                   $    .26    $    .24
  Diluted                                                 $    .26    $    .24

Average common shares outstanding
  Basic                                                     56,804      58,464
  Diluted                                                   57,255      59,113

Dividends paid per common share                           $   .055    $    .05

Comprehensive income                                      $ 13,991    $ 14,348




FORM 10-Q                                                          Page 4 of 9

                                ROLLINS TRUCK LEASING CORP.
                                CONSOLIDATED BALANCE SHEET
                     In Thousands, Except Share and Per Share Amounts

                                                   December 31,  September 30,
                  ASSETS                               1999          1999
 Current assets
  Cash                                              $   29,963     $   34,280
  Accounts receivable, net of allowance for
    doubtful accounts of: December-$2,555;
    September-$2,479                                   100,697         84,482
   Inventories                                           9,951          8,074
   Prepaid expenses                                     20,365         18,021
   Deferred income taxes                                 5,199          5,189
      Total current assets                             166,175        150,046

 Equipment on operating leases, at cost,
   net of accumulated depreciation of:
   December-$539,988; September-$526,406             1,089,432      1,012,307
 Other property and equipment, at cost,
   net of accumulated depreciation of:
   December-$103,625; September-$100,067               241,757        228,445
 Excess of cost over net assets of
   businesses acquired                                  26,206         16,117
 Other assets                                            6,179          5,972
      Total assets                                  $1,529,749     $1,412,887

     LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities (excluding equipment
     financing obligations)
   Accounts payable                                 $   23,010     $   30,077
   Accrued liabilities                                  50,961         48,372
   Income taxes payable                                  5,390          1,574
      Total current liabilities                         79,361         80,023

 Equipment financing obligations                       911,655        802,458
 Other liabilities                                      14,541         15,849
 Deferred income taxes                                 198,066        194,171

 Commitments and contingent liabilities
   See Part II Legal Proceedings

 Shareholders' equity
   Common stock, $1 par value,
     100,000,000 shares authorized; issued
     and outstanding: December-56,717,725;
     September-57,214,551                               56,718         57,215
   Additional paid-in capital                              312           -
   Accumulated other comprehensive income (loss)          (261)           518
   Retained earnings                                   269,357        262,653
      Total shareholders' equity                       326,126        320,386
      Total liabilities and shareholders' equity    $1,529,749     $1,412,887

FORM 10-Q                                                          Page 5 of 9
                                ROLLINS TRUCK LEASING CORP.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       In Thousands

                                                            Quarter Ended
                                                             December 31,
                                                            1999      1998

 Cash flows from operating activities:
  Net earnings                                            $ 14,770    $ 14,074
  Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                        54,042      49,152
       Net gain on sale of property and equipment           (4,855)     (4,202)
       Changes in assets and liabilities:
          Accounts receivable                              (16,124)      4,825
          Accounts payable and accrued liabilities          (4,639)     (1,000)
          Current and deferred income taxes                  7,989       8,145
          Other, net                                        (5,462)     (1,871)
    Net cash provided by operating activities               45,721      69,123

 Cash flows from investing activities:
  Purchase of property and equipment                      (131,493)    (76,515)
  Proceeds from sales of equipment                          22,840      18,119
  Business combination, net of cash acquired               (42,047)       -
    Net cash used in investing activities                 (150,700)    (58,396)

 Cash flows from financing activities:
   Proceeds of equipment financing obligations             199,546      34,866
   Repayment of equipment financing obligations            (90,652)    (47,341)
   Payments of dividends                                    (3,117)     (2,923)
   Proceeds of stock options exercised                         424         402
   Common stock acquired and retired                        (5,559)     (4,987)
    Net cash provided by (used in)
      financing activities                                 100,642     (19,983)
 Effect of exchange rate changes on cash                        20        -

 Net decrease in cash                                       (4,317)     (9,256)

 Cash beginning of period                                   34,280      27,015
 Cash end of period                                       $ 29,963    $ 17,759

 Supplemental information:
    Interest paid                                         $  9,705    $  6,447
    Income taxes paid                                     $  1,466    $    815




FORM 10-Q                                                          Page 6 of 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: Quarter Ended December 31, 1999 vs. Quarter Ended December 31, 1998

    Revenues for the quarter ended December 31, 1999 increased by $14,277,000 (9.2%) to $169,622,000 compared with $155,345,000 reported for the first fiscal quarter last year. Full-service lease, guaranteed maintenance, commercial rental, logistics and dedicated revenues all improved over the same quarter of the preceding year.

    Long-term full-service lease business grew by 10.9% during the quarter. Strong commercial rental utilization of a larger fleet during the first fiscal quarter generated a 7.5% increase in commercial rental revenue over the prior year.

    Operating expenses increased by $6,014,000 (10.0%) to $66,341,000 in the first fiscal quarter compared with $60,327,000 last year. Driver, branch and shop payrolls increased by $3,327,000 and reflected the higher level of business. Vehicle license and tax expenses increased by $811,000 and reflected both the expanded fleet size and increased registration fees in certain jurisdictions. Overall operating cost increases were broad-based and reflected the higher level of business. Operating expenses as a percent of revenues were 39.1% and 38.8% in 1999 and 1998, respectively.

    Depreciation increased by $4,766,000 (9.7%) due to the increased investment in equipment on operating leases, as well as the expanded commercial rental fleet and related transportation service facilities required to support the higher level of business.

    Gain on the sale of property and equipment increased by $653,000 (15.5%) principally due to higher average selling prices realized on transportation equipment and an increase in the number of units sold.

    Selling and administrative expenses increased by $1,063,000 (8.0%) when compared with the same quarter of the preceding year. Data processing costs increased by $343,000 in large part due to final Y2K compliance expenditures. Advertising costs increased by $329,000 and salaries and wages increased by $294,000 during the quarter. As a percent of revenues, selling and administrative expenses decreased to 8.5% in 1999 from 8.6% in 1998.

    Interest expense increased by $1,911,000 (13.8%) due to the increased level of borrowings when compared with the same fiscal quarter last year.

    The effective income tax rates for the first fiscal quarter of 2000 and 1999 were 39.0% and 38.9%, respectively.

    Net earnings increased by $696,000 (4.9%) to $14,770,000 or $.26 per diluted share from $14,074,000 or $.24 per diluted share in fiscal 1999.

Liquidity and Capital Resources
    Cash flows from operating activities of $45,721,000 were generated principally from net earnings of $14,770,000 and noncash depreciation and amortization of $54,042,000. Investing activities used $150,700,000 of cash for the purchase of the assets of Keen Leasing on October 29, 1999 for $42,047,000 and the purchase of property and equipment of $131,493,000 less


FORM 10-Q                                                          Page 7 of 9

the cash proceeds of $22,840,000 received from the sale of equipment. Cash dividends of $3,117,000 and the repurchase of 563,600 shares for $5,559,000 used an additional $8,676,000 of cash. The principal source of financing the above activities was the revolving credit facility in the name of the Company's principal subsidiary, Rollins Leasing Corp. This facility was amended and expanded on December 11, 1999 to an aggregate limit of $170,000,000 of which $83,000,000 was available at December 31, 1999. This facility, used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing, requires the maintenance of specific financial ratios and restricts payments to the Company. At the option of the banks who provide the facility, the Company's Collateral Trust Debentures and outstanding balances under this facility may be secured by certain leasing equipment.

    Equipment purchases and acquisitions are permanently financed through the Company's Collateral Trust Debenture program. On December 15, 1999, the Company issued $85,000,000 of Series U, 7.77% Collateral Trust Debentures. Additionally, at December 31, 1999, the Company could sell an additional $55,000,000 of Collateral Trust Debentures under its current shelf registration statement. Another shelf registration statement was filed on January 27,2000, which provides a total of $350,000,000 of available capacity. This shelf registration statement was declared effective on January 31, 2000. The Company intends to draw down on this shelf registration during its second fiscal quarter. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's Collateral Trust Indenture restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

    Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1999. For further details, see pages 4 through 7 of the Company's 1999 Annual Report to Shareholders on Form 10-K for the year ended September 30, 1999.

Acquisitions and Disposition of Assets
    On January 3, 2000, the Company, through its wholly owned and principal operating subsidiary Rollins Leasing Corp., acquired all of the issued and outstanding shares of capital stock of UPS Truck Leasing from the UPS Logistics Group, a unit of United Parcel Service,Inc. UPS Truck Leasing provides full-service lease and rental services on more than 10,000 vehicles to 4,000 customers throughout the United States. The Company intends to continue the business of UPS Truck Leasing.

    The purchase price of $208,016,323 consisted of a cash payment of $188,016,323 and the issuance of 2,000,000 shares of the Company's $1.00 par value common stock, which were valued pursuant to the terms of the stock purchase agreement at $20,000,000.

    Financing for the cash portion of the transaction was provided from borrowings under the Company's revolving credit facilities and the proceeds from the sale of the assets and business of Rollins Logistics Inc., as more fully described below.


FORM 10-Q                                                         Page 8 of 9

    On January 3, 2000, Rollins Logistics Inc., the Company's dedicated carriage and logistics subsidiary, sold its assets and business to Worldwide Dedicated Services, Inc., a UPS Logistics Group company, for cash of $67,220,000.

    In connection with the acquisition and disposition of assets as more fully described above, on January 1, 2000 the Company and Rollins Leasing Corp. entered into a strategic alliance agreement with Worldwide Dedicated
Services, Inc. and UPS Logistics Group, Inc. The alliance is for an initial term of five years.

    Under the terms of the agreement, Rollins Leasing Corp. becomes the preferred provider of lease and rental vehicles and other ancillary services to Worldwide Dedicated Services, Inc. In turn, Worldwide Dedicated Services, Inc. becomes the preferred provider of logistics management and dedicated logistics services to Rollins Leasing Corp. and its customers.

Year 2000 ("Y2K") Issues
    As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Y2K matters. The Company will continue to monitor its operations for possible Y2K information technology programming issues.

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

    Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: general economic conditions, competitive factors and pricing pressures, shift in market demand, the performance and needs of industries served by the Company, equipment utilization, management's success in developing and introducing new services and lines of business, potential increases in labor costs, potential increases in equipment, maintenance and fuel costs, uncertainties of litigation, the Company's ability to finance its future business requirements through outside sources or internally generated funds, the availability of adequate levels of insurance, success or timing of completion of ongoing or anticipated capital or maintenance projects, efficient integration or utilization of newly acquired business, facilities, equipment and personnel, management retention and development, changes in Federal, State and local laws and regulations, including environmental regulations, as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.


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

Item 3.  Defaults Upon Senior Securities
    None.

Item 4.  Submission of Matters to a Vote of Security Holders
    None.

Item 5.  Other Information
    None.

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits
            Exhibit 27 - Financial Data Schedule

    (b)  Reports on Form 8-K
            On November 22, 1999, the Company filed a report on Form 8-K, which, as an Item 5 - Other Event, reported the text of the Company's November 15, 1999 press release concerning the acquisition of UPS Truck Leasing, the sale of the assets and business of Rollins Logistics Inc. and a strategic alliance agreement with the UPS Logistics Group.


                                        SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    February 7, 2000                       Rollins Truck Leasing Corp.
                                                      (Registrant)


                                           /s/ John W. Rollins, Jr.
                                           John W. Rollins, Jr.
                                           President and Chief Executive Officer


                                           /s/ Patrick J. Bagley
                                           Patrick J. Bagley
                                           Vice President-Finance and Treasurer
                                           Chief Financial Officer
                                           Chief Accounting Officer