Form 10-Q
period 2000-03-31
ROLLINS TRUCK LEASING CORP
filed 2000-05-02
CIK 84244

Page 1 of 14

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000

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

                                                   Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of March 31, 2000 was 58,398,618.



FORM 10-Q                                                Page 2 of 14

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ROLLINS TRUCK LEASING CORP.
                 CONSOLIDATED STATEMENT OF EARNINGS
               In Thousands, Except Per Share Amounts



                                Quarter Ended     Six Months Ended
                                  March 31,           March 31,
                               2000      1999       2000      1999
Revenues                     $175,858  $150,929   $345,480  $306,274

Expenses:
 Operating                     68,316    60,595    134,657   120,921
 Depreciation                  60,050    48,973    113,882    98,040
 Gain on sale of property
   and equipment              (13,589)   (4,446)   (18,444)   (8,648)
 Selling and administrative    17,871    14,351     32,237    27,654
                              132,648   119,473    262,332   237,967

Operating earnings             43,210    31,456     83,148    68,307

Interest expense, net         (19,493)  (13,208)   (35,221)  (27,025)
Gain on sale of business       56,213      -        56,213      -
Earnings before income taxes   79,930    18,248    104,140    41,282

Income taxes                   31,279     7,099     40,719    16,059

Net earnings                 $ 48,651  $ 11,149   $ 63,421  $ 25,223

Earnings per share
               - Basic       $    .83  $    .19   $   1.10  $    .43

               - Diluted     $    .83  $    .19   $   1.09  $    .43

Average common shares
 outstanding (000)
               - Basic         58,609    58,124     57,702    58,296
               - Diluted       58,876    58,636     58,060    58,876

Dividends paid per
   common share              $   .055  $    .05   $    .11  $    .10

Comprehensive income         $ 48,421  $ 10,373   $ 62,412  $ 24,721


The Notes to the Consolidated Financial Statements are an integral part of these statements.




FORM 10-Q                                                Page 3 of 14
                     ROLLINS TRUCK LEASING CORP.
                     CONSOLIDATED BALANCE SHEET
          In Thousands, Except Share and Per Share Amounts

                                              March 31,  September 30,
               ASSETS                           2000        1999
Current assets
 Cash                                         $   35,593  $   34,280
 Accounts receivable, net of allowance for
   doubtful accounts of: March-$2,854;
   September-$2,479                              134,201      84,482
  Inventories                                     13,215       8,074
  Prepaid expenses                                25,101      18,021
  Deferred income taxes                            6,628       5,189
   Total current assets                          214,738     150,046

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  March-$513,013; September-$526,406           1,338,902   1,012,307
Other property and equipment, at cost,
  net of accumulated depreciation of:
  March-$105,038; September-$100,067             264,507     228,445
Excess of cost over net assets of
  businesses acquired                             78,874      16,117
Other assets                                       7,182       5,972
   Total assets                               $1,904,203  $1,412,887

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
 Accounts payable                             $   58,489  $   30,077
 Accrued liabilities                              58,873      48,372
 Income taxes payable                             14,237       1,574
   Total current liabilities                     131,599      80,023

Equipment financing obligations                1,164,169     802,458
Other liabilities                                 15,822      15,849
Deferred income taxes                            204,008     194,171

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value, 100,000,000 shares
    authorized; issued and outstanding:
    March-58,398,618; September-57,214,551        58,399      57,215
  Additional paid-in capital                      15,919        -
  Accumulated other comprehensive income (loss)     (492)        518
  Retained earnings                              314,779     262,653
   Total shareholders' equity                    388,605     320,386
   Total liabilities and shareholders' equity $1,904,203  $1,412,887


The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                Page 4 of 14
                     ROLLINS TRUCK LEASING CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS
                            In Thousands

                                                   Six Months Ended
                                                       March 31,
                                                    2000       1999

Cash flows from operating activities:
  Net earnings                                    $ 63,421  $ 25,223
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                115,323    98,210
      Net gain on sale of property and equipment   (18,444)   (8,636)
      Gain on sale of business                     (56,213)     -
      Changes in assets and liabilities, net of
        effects from acquisitions and sale of
        business:
        Accounts receivable                        (36,935)    7,108
        Accounts payable and accrued liabilities    30,800    (9,129)
        Current and deferred income taxes           21,442     7,387
        Other, net                                  (9,394)   (1,709)
    Net cash provided by operating activities      110,000   118,454

Cash flows from investing activities:
  Purchase of property and equipment              (362,454) (166,429)
  Proceeds from sales of equipment                  76,959    43,971
  Proceeds from sale of business                    69,281      -
  Business combinations, net of cash acquired     (239,642)     -
    Net cash used in investing activities         (455,856) (122,458)

Cash flows from financing activities:
  Proceeds of equipment financing obligations      551,762    68,094
  Repayment of equipment financing obligations    (190,414)  (59,701)
  Payment of dividends                              (6,347)   (5,833)
  Proceeds of stock options exercised                  626       740
  Common stock acquired and retired                 (8,472)  (13,807)
    Net cash provided by (used in)
      financing activities                         347,155   (10,507)
Effect of exchange rate changes on cash                 14      -

Net increase (decrease) in cash                      1,313   (14,511)

Cash beginning of period                            34,280    27,015
Cash end of period                                $ 35,593  $ 12,504

Supplemental information:
  Interest paid                                   $ 32,097  $ 25,845
  Income taxes paid                               $ 19,280  $  8,672


The Notes to the Consolidated Financial Statements are an integral part of these statements.



FORM 10-Q                                                Page 5 of 14
                     ROLLINS TRUCK LEASING CORP.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):
                              Three Months Ended    Six Months Ended
                                   March 31,             March 31,
                                2000     1999         2000     1999
Basic EPS                      58,609   58,124       57,702   58,296
Effect of assumed option
 exercises                        267      512          358      580
Diluted EPS                    58,876   58,636       58,060   58,876

     No adjustments to net income available to common stockholders were required during the periods presented.

C.   Acquisitions and Disposition of Businesses
     On October 29, 1999, the Company, through its wholly owned and principal operating subsidiary Rollins Leasing Corp., acquired the net assets and business of Keen Leasing, Inc. ("Keen") for a purchase price of $45,566,000 in cash and the assumption of liabilities of $3,253,000. Keen is a truck rental and leasing business headquartered in Harrisburg, Pennsylvania which currently services approximately 1,800 vehicles from 13 locations in Pennsylvania, Maryland and Virginia. The fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

     Current assets                     $ 1,348
     Equipment on operating leases       28,146
     Other property and equipment         5,597
     Excess of cost over net assets
        of business acquired             10,475
     Current liabilities                 (2,961)
     Equipment financing obligations       (292)
            Purchase Price              $42,313



FORM 10-Q                                                Page 6 of 14

     On January 3, 2000, Rollins Leasing Corp. acquired all of the issued and outstanding shares of capital stock of UPS Truck Leasing from the UPS Logistics Group, a unit of United Parcel Service, Inc. UPS Truck Leasing provides full-service lease and rental services on more than 10,000 vehicles to 4,000 customers throughout the United States. The Company intends to continue the business of UPS Truck Leasing.

     The purchase price of $217,407,000 consisted of a cash payment of $197,407,000 and the issuance of 2,000,000 shares of the Company's $1.00 par value common stock with a fair value of $20,000,000.

     Financing for the cash portion of the transaction was provided from borrowings under the Company's revolving credit facilities and the proceeds from the sale of the assets and business of Rollins Logistics Inc., as more fully described below.

     The purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair values at January 3, 2000. The excess of cost over net assets acquired is being amortized over 20 years on a straight-line basis. The Company does not believe that the final purchase price allocation will differ significantly from the purchase price allocation recorded at January 3, 2000. The fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

        Current assets                         $ 32,616
        Equipment on operating leases           124,684
        Other property and equipment             17,393
        Excess of cost over net assets
           of businesses acquired                53,431
        Current liabilities                     (10,717)
           Purchase price                      $217,407

     These acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, their operating results have been included in the Company's consolidated financial statements since their respective dates of acquisition.

     The following summarized unaudited pro-forma consolidated statement of earnings information gives effect to the UPS Truck Leasing transaction as though it had occurred at the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, principally interest expense and the amortization of goodwill. The pro-forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the transaction actually taken place at the beginning of the respective periods presented, nor are they necessarily indicative of future consolidated results. The effects of the other acquisition on the consolidated financial statements are not significant and have been excluded from the pro-forma presentation.


FORM 10-Q                                                Page 7 of 14

                     Rollins Truck Leasing Corp.
                        Pro-Forma Information

                                     Six Months Ended March 31,
                                       2000              1999
     Revenues                      $382,016,000      $367,646,000
     Net earnings                  $ 26,644,000(1)   $ 27,662,000
     Earnings per diluted share    $        .46      $        .47

(1) Excludes the net gain of $34,233,000 from the sale of the assets and business of Rollins Logistics Inc., as described below.

     On January 3, 2000, the Company's dedicated carriage and logistics subsidiary, Rollins Logistics Inc., sold its assets and business to Worldwide Dedicated Services, Inc., a UPS Logistics Group company, for a cash payment of $69,281,000. The Company recorded a before-tax gain on the sale of $56,213,000 ($34,233,000 or $.59 per basic and diluted share, after-tax).

D.   Non-cash Investing and Financing Activities
     Detail of the Company's UPS Truck Leasing acquisition is as follows (in thousands):

          Fair value of assets acquired       $174,693
          Excess of cost over net assets
            of business acquired                53,431
          Liabilities assumed                  (10,717)
          Common stock issued                  (20,000)
               Cash paid for acquisition      $197,407
          Less: Cash acquired                       (7)
          Net cash paid for acquisition       $197,400

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of Business Acquisitions and Business Disposition on Results of
Operations
    As a result of the acquisitions and disposition of businesses, as more fully described in Note C. to the consolidated financial statements, detailed comparisons to prior periods are not meaningful.

Results of Operations: Six Months Ended March 31, 2000 vs. Six Months Ended March 31, 1999

    Revenues for the six months ended March 31, 2000 increased by $39,206,000 (12.8%) to $345,480,000 compared with $306,274,000 for the same period last year. The increase in revenues reflects the net positive impact that resulted from the business acquisitions and business disposition made during the current fiscal year. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same period last year.



FORM 10-Q                                                Page 8 of 14

    Operating expenses increased by $13,736,000 (11.4%) to $134,657,000 from $120,921,000 last year. Operating expenses as a percent of revenues were 39.0% and 39.5% in 2000 and 1999, respectively.

    Depreciation expense increased by $15,842,000 (16.2%) due in large part to the acquisition of UPS Truck Leasing. Additionally, the increased investment in equipment on operating lease, as well as the commercial rental fleet and related transportation service facility contributed to the increase. As a percent of revenues, depreciation expense increased to 33.0% in 2000 from 32.0% in 1999.

    Gain on the sale of property and equipment increased by $9,796,000 principally due to the significantly larger number of units sold during the second quarter of fiscal 2000 as more fully described below.

    Selling and administrative expenses increased by $4,583,000 (16.6%) to $32,237,000 during the current fiscal year from $27,654,000 last year and reflected both the increase in revenue and the acquisition of UPS Truck Leasing. As a percent of revenues, selling and administrative expenses increased to 9.3% in 2000 from 9.0% in 1999.

    Interest expense increased by $8,196,000 (30.3%) due to the increased level of borrowings when compared with the same period last year. Interest rates increased slightly when compared with the prior year.

    The effective income tax rate for the first six months of 2000 and 1999 was 39.1% and 38.9%, respectively.

    Net earnings, exclusive of the net gain realized from the sale of the assets and business of Rollins Logistics Inc., increased by $3,965,000 (15.7%) to $29,188,000 or $.50 per diluted share from
$25,223,000 or $.43 per diluted share in fiscal 1999. This increase resulted from the higher revenues that were reduced in part by the incremental costs associated with such revenues.

Results of Operations: Quarter Ended March 31, 2000 vs. Quarter Ended March 31, 1999
    Revenues for the quarter ended March 31, 2000 increased by $24,929,000 (16.5%) to $175,858,000 compared with $150,929,000 reported for the second fiscal quarter last year. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same quarter of the preceding year.

    The increase in revenues reflects the net positive impact that resulted from the acquisition of UPS Truck Leasing and the sale of the assets and business of Rollins Logistics Inc. on January 3, 2000, as more fully described elsewhere in this report.

    Operating expenses increased by $7,721,000 (12.7%) to $68,316,000 during the second fiscal quarter from $60,595,000 last year. As a percent of revenues, operating expenses decreased to 38.8% in 2000 from 40.1% in 1999. This percentage decrease is significant in that the second quarter included one-time transition expenses and charges
FORM 10-Q                                                Page 9 of 14

incurred in connection with the integration of UPS Truck Leasing.
These expenses included the costs of combining facilities and upgrading maintenance standards on all acquisition vehicles. Shop labor, parts, tires and outside repairs increased substantially in the second quarter in order to bring all acquired vehicles up to the Company's specifications.

    Depreciation expense increased by $11,077,000 (22.6%) in part due to the acquisition of UPS Truck Leasing and in part due to increased investment in equipment on operating leases, as well as the expanded commercial rental fleet and related transportation services facilities required to support the overall higher level of business. As a percent of revenues, depreciation expense increased to 34.1% in 2000 from 32.4% in 1999.

    Gain on the sale of property and equipment increased by $9,143,000 to $13,589,000 in 2000 compared with $4,446,000 in 1999. The increase in the gain in 2000 compared with the prior year resulted from the sale of nearly twice the number of vehicles as well as the fact that the average unit net book value was substantially lower in the current year.

    Selling and administrative expenses increased by $3,520,000 (24.5%). The increase was due in large part to the UPS Truck Leasing acquisition and included certain one-time expenditures in connection with setting up communication and technology networks and for implementing personnel-related activities associated with the Company's expanded labor force. As a percent of revenues, selling and administrative expenses increased to 10.2% in 2000 from 9.5% in 1999.

    Interest expense increased by $6,285,000 (47.6%) and reflected the increased level of borrowings during the second quarter when compared with the same period last year. In addition to the increased borrowing incurred to finance the UPS Truck Leasing acquisition,the Company's overall level of borrowing has increased to support the higher level of business.

    The effective income tax rate for the second fiscal quarter of 2000 and 1999 was 39.1% and 38.9%, respectively.

    Net earnings, exclusive of the net gain realized from the sale of the assets and business of Rollins Logistics Inc., increased by $3,269,000 (29.3%) to $14,418,000 or $.24 per diluted share from
$11,149,000 or $.19 per diluted share in fiscal 1999. This increase resulted from the higher revenues which were reduced in part by the incremental costs associated with such revenues. The gain from the sale of the assets and business of Rollins Logistics Inc. contributed $34,233,000 or $.59 per diluted share to the Company's net earnings of $48,651,000.

Liquidity and Capital Resources
    Cash flows from operating activities of $110,000,000 were generated principally from net earnings, which included a net gain of $34,233,000 from the sale of the assets and business of Rollins Logistics Inc., of
FORM 10-Q                                               Page 10 of 14

$63,421,000 and the noncash depreciation and amortization expenses totaling $115,323,000. The net cash provided by operating activities plus the proceeds of equipment financing obligations of $381,363,000, exclusive of borrowings incurred to finance acquisitions of $170,400,000, and cash proceeds received from the sale of equipment of $76,959,000 were used to purchase property and equipment of $362,124,000, reduce equipment financing obligations by $190,414,000, repurchase and retire common stock for $8,472,000 and pay dividends in the amount of $6,347,000.

    On March 29, 2000, the Company's principal subsidiary, Rollins Leasing Corp., replaced its existing credit facility with a $150,000,000 revolving credit facility on essentially the same terms, none of which are less favorable than the previous agreement. At March 31, 2000, $37,255,000 was available under this facility. This credit facility requires the maintenance of specified financial ratios and restricts payments to the Company.

    At March 31, 2000, the Company could sell an additional $200,000,000 of Collateral Trust Debentures under its current shelf registration statement. On February 15, 2000, the Company sold $75,000,000 of its 8.0% Collateral Trust Debentures, Series V, due February 15, 2003 and $75,000,000 of its 8.375% Collateral Trust Debentures, Series W, due February 15, 2007. On April 26, 2000, the Company arranged for the sale of $150,000,000 of 8.25% Series X Collateral Trust Debentures due May 1, 2002. The proceeds will be used to redeem $50,000,000 of 10.35% Series I Collateral Trust Debentures due May 15, 2000 and to reduce indebtedness under the Company's revolving credit facilities. Closing will occur on May 3, 2000. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under
satisfactory terms and conditions.   Covenants in the Company's
outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

    Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since
September 30, 1999. For further details, see the Company's 1999 Annual Report on Form 10-K for the year ended September 30, 1999.

Year 2000 ("Y2K") Issues
    As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Y2K matters. The
Company will continue to monitor its operations for possible Y2K information technology programming issues.

Forward-Looking Statements
    The Company may make forward-looking statements relating to anticipated financial performance, business prospects, acquisitions or divestitures, new products, market forces, commitments and other matters.  The Private Securities Litigation Reform Act of 1995 provides
FORM 10-Q                                               Page 11 of 14

a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Forward-looking statements typically contain words such as "anticipates", "believes", "estimates", "expects", "forecasts", "predicts", or "projects", or variations of these words, suggesting that future outcomes are uncertain.

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

Item 2.  Changes in Securities
    None.

Item 3.  Defaults Upon Senior Securities
    None.

Item 4.  Submission of Matters to a Vote of Security Holders
    The Company's Annual Meeting of Shareholders was held on January 27, 2000. With regard to Proposal No. 1 of the NOTICE OF ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON JANUARY 27, 2000 to elect two Class II Directors to the Board of Directors, William B. Philipbar, Jr. and John W. Rollins, Jr. were elected. At the meeting, 45,118,121 and 45,142,461 affirmative votes were cast for William B. Philipbar, Jr. and John W. Rollins, Jr., respectively. There were no votes cast against the nominees and 5,008,145 and 4,983,805 votes were withheld from William B. Philipbar, Jr. and John W. Rollins, Jr., respectively.


FORM 10-Q                                               Page 12 of 14

    Additionally, Proposal No. 2 to amend the Restated Certificate of Incorporation of the Company to increase the number of directors authorized on the Board to eight (8), consisting of three (3) classes of directors each with three (3) year staggered terms, Class I to have two (2) members, Class II to have three (3) members and Class III to have three (3) members was approved. At the meeting, 46,219,133 affirmative votes and 3,846,981 negative votes were cast on Proposal No. 2 while 60,152 shares abstained.

Item 5.  Other Information
    The unaudited condensed consolidated statement of earnings for the twelve months ended March 31, 2000 shown below has been included in accordance with provisions of the Securities Act of 1933. This statement has been prepared in accordance with the instructions to Form 10-Q and does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

                     ROLLINS TRUCK LEASING CORP.
                 CONSOLIDATED STATEMENT OF EARNINGS
               In Thousands, Except Per Share Amounts

                                               Twelve Months Ended
                                                 March 31, 2000

     Revenues                                        $666,603

     Expenses:
       Operating                                      252,898
       Depreciation                                   215,184
       Gain on sale of property
         and equipment                                (26,803)
       Selling and administrative                      62,388
                                                      503,667

     Operating earnings                               162,936

     Interest expense, net                            (63,560)
     Gain on sale of business                          56,213
     Earnings before income taxes                     155,589

     Income taxes                                      60,918

     Net earnings                                    $ 94,671

     Earnings per share
          Basic                                      $   1.65
          Diluted                                    $   1.63

     Dividends paid per common share                 $    .21

     Comprehensive income                            $ 93,741

FORM 10-Q                                               Page 13 of 14

Item 6.  Exhibits and Reports on Form 8-K
  (a) Exhibits
           3.1 Restated Certificate of Incorporation of Rollins Truck Leasing Corp. as last amended on January 27, 2000.

           3.2 By-Laws of Rollins Truck Leasing Corp. as last amended on December 29, 1999.

          10.1 - Revolving Credit Agreement dated as of March 29, 2000 among Rollins Leasing Corp., the Lending Institutions Party Hereto, Fleet National Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, National City Bank, as Documentation Agent and FleetBoston Robertson Stephens Inc., as Syndication Agent and Arranger.

        Exhibit 27 - Financial Data Schedule

  (b) Reports on Form 8-K

     (1) On January 13, 2000, a report on Form 8-K was filed which reported the following:

          Under Item 2.  Acquisition or Disposition of Assets
          (a)    Acquisition of Assets
                 The Company reported that through its wholly owned and principal subsidiary Rollins Leasing Corp. it had acquired all of the issued and outstanding shares of capital stock of UPS Truck Leasing from the UPS Logistics Group, a unit of United Parcel Service, Inc.

          (b)    Disposition of Assets
                 The Company reported that Rollins Logistics Inc., its dedicated carriage and logistics subsidiary, had sold its assets and business to Worldwide Dedicated
                 Services, Inc., a UPS Logistics Group company.

          Under Item 5.   Other Events
          (a) In connection with the acquisition and disposition of assets as more fully described in Item 2.(a) and Item 2.(b), above, the Company and Rollins Leasing Corp., its principal operating subsidiary, entered into a strategic alliance agreement with Worldwide Dedicated Services,Inc. and UPS Logistics Group, Inc.

          (b)    The Company reported that on December 17, 1999,
          Rollins Leasing Corp. amended its credit agreement with First Union National Bank and BankBoston, N.A.

          Under Item 7.   Financial Statement and Exhibits
          (a) Financial statements of the business acquired were not filed as the business does not constitute a significant subsidiary.


FORM 10-Q                                               Page 14 of 14

          (b) Pro-forma financial information was not filed as the business acquired does not constitute a significant subsidiary.

     (2) On January 27, 2000, a report on Form 8-K was filed announcing that effective January 27, 2000, John W. Rollins, Jr., previously President and Chief Operating Officer of the Company, would be President and Chief Executive Officer.

     (3) On February 16, 2000, a report on Form 8-K was filed in connection with the sale of $75,000,000 of the Company's 8.0% Collateral Trust Debentures, Series V, due February 15, 2003 and $75,000,000 of the Company's 8.375% Collateral Trust Debentures, Series W, due February 15, 2007, which were sold through Chase Securities Inc. and J.P. Morgan Securities Inc., with Chase Securities Inc. acting as representative for the Underwriters. The sale was made pursuant to an Underwriting Agreement which was filed as an Exhibit to the Form 8-K and pursuant to Registration Statement No. 333-95501 filed with the Securities and Exchange Commission on January 27, 2000 and which became effective on January 31, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 2, 2000               Rollins Truck Leasing Corp.
                                       (Registrant)


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