Form 10-Q
period 2000-06-30
ROLLINS TRUCK LEASING CORP
filed 2000-08-11
CIK 84244

Page 1 of 12

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)
 ___
| X |     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2000


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

                                                       Yes   X     No _____

         The number of shares of the registrant's common stock outstanding as of June 30, 2000 was 58,013,065.

FORM 10-Q                                                    Page 2 of 12

                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
               In Thousands, Except for Per Share Amounts


                                  Quarter Ended       Nine Months Ended
                                     June 30,              June 30,
                                 2000       1999       2000       1999

Revenues                       $187,900   $156,617   $533,380   $462,891

Expenses:
  Operating                      69,783     57,959    204,440    178,880
  Depreciation                   63,446     49,780    177,328    147,820
  Gain on sale of property
    and equipment                (8,628)    (4,358)   (27,072)   (13,006)
  Selling and administrative     19,134     14,111     51,371     41,765
                                143,735    117,492    406,067    355,459

Operating earnings               44,165     39,125    127,313    107,432

Interest expense, net           (23,256)   (14,103)   (58,477)   (41,128)
Gain on sale of business            452       -        56,664       -
Earnings before income taxes     21,361     25,022    125,500     66,304

Income taxes                      8,480      9,866     49,198     25,925

Net earnings                   $ 12,881   $ 15,156   $ 76,302   $ 40,379

Earnings per share
               - Basic         $    .22   $    .26   $   1.32   $    .70

               - Diluted       $    .22   $    .26   $   1.31   $    .69

Average common shares
 outstanding
               - Basic           58,092     57,403     57,831     57,998
               - Diluted         58,354     57,885     58,157     58,546

Dividends paid per
   common share                $   .055   $    .05   $   .165   $    .15

Comprehensive income           $ 12,742   $ 15,019   $ 75,154   $ 39,740






The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                    Page 3 of 12

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
            In Thousands, except Share and Per Share Amounts

                                                  June 30,  September 30,
               ASSETS                               2000        1999
Current assets
 Cash                                            $    7,353  $   34,280
 Accounts receivable, net of allowance for
   doubtful accounts of: June-$2,179;
   September-$2,479                                 132,869      84,482
  Inventories                                        11,852       8,074
  Prepaid expenses                                   25,859      18,021
  Prepaid income taxes                                1,333        -
  Deferred income taxes                               6,696       5,189
     Total current assets                           185,962     150,046

Equipment on operating leases, at cost,
  net of accumulated depreciation of:
  June-$509,911; September-$526,406               1,430,351   1,012,307
Other property and equipment, at cost,
  net of accumulated depreciation of:
  June-$108,140 September-$100,067                  278,203     228,445
Excess of cost over net assets of
  businesses acquired                                77,855      16,117
Other assets                                          7,103       5,972
     Total assets                                $1,979,474  $1,412,887

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities (excluding equipment
    financing obligations)
  Accounts payable                               $   11,222  $   30,077
  Accrued liabilities                                69,620      48,372
  Income taxes payable                                 -          1,574
     Total current liabilities                       80,842      80,023

Equipment financing obligations                   1,268,742     802,458
Other liabilities                                    16,948      15,849
Deferred income taxes                               218,456     194,171

Commitments and contingent liabilities
  See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: June-58,013,065;
    September-57,214,551                             58,013      57,215
  Additional paid-in capital                         12,636        -
  Accumulated other comprehensive income (loss)        (630)        518
  Retained earnings                                 324,467     262,653
     Total shareholders' equity                     394,486     320,386
     Total liabilities and shareholders' equity  $1,979,474  $1,412,887

The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                    Page 4 of 12
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              In Thousands

                                                    Nine Months Ended
                                                         June 30,
                                                    2000         1999

Cash flows from operating activities:
  Net earnings                                    $ 76,302     $ 40,379
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                179,584      148,075
      Net gain on sale of property and equipment   (27,072)     (13,006)
      Gain on sale of business                     (56,664)        -
      Changes in assets and liabilities, net of
        effects from acquisitions and sale of
        business:
        Accounts receivable                        (36,003)         953
        Accounts payable and accrued liabilities    (4,105)      (1,516)
        Current and deferred income taxes           20,402       11,954
        Other, net                                  (7,324)       1,780
    Net cash provided by operating activities      145,120      188,619

Cash flows from investing activities:
  Purchase of property and equipment              (568,497)    (259,702)
  Proceeds from sales of equipment                 125,029       68,773
  Proceeds from sale of business                    69,281         -
  Business combinations, net of cash acquired     (239,928)        -
    Net cash used in investing activities         (614,115)    (190,929)

Cash flows from financing activities:
  Proceeds of equipment financing obligations      711,068      175,004
  Repayment of equipment financing obligations    (247,930)    (111,898)
  Payment of dividends                              (9,539)      (8,702)
  Proceeds of stock options exercised                  716          824
  Common stock acquired and retired                (12,231)     (16,097)
    Net cash provided by financing activities      442,084       39,131
Effect of exchange rate changes on cash                (16)        -

Net (decrease) increase in cash                    (26,927)      36,821

Cash beginning of period                            34,280       27,015
Cash end of period                                $  7,353     $ 63,836

Supplemental information:
  Interest paid                                   $ 46,853     $ 30,722
  Income taxes paid                               $ 28,873     $ 13,971






The Notes to the Consolidated Financial Statements are an integral part of these statements.


FORM 10-Q                                                    Page 5 of 12

Item 1.  Financial Statements

A.   Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

B.   Earnings Per Share
     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                               Three Months Ended      Nine Months Ended
                                     June 30,               June 30,
                                2000        1999        2000       1999

Basic EPS                      58,092      57,403      57,831     57,998
Effect of assumed option
 exercises                        262         482         326        548
Diluted EPS                    58,354      57,885      58,157     58,546


     No adjustments to net earnings available to common shareholders were required during the periods presented.

C.   Acquisitions and Disposition of Business
     On October 29, 1999, the Company, through its wholly owned and principal operating subsidiary Rollins Leasing Corp., acquired the net assets and business of Keen Leasing, Inc. ("Keen") for a total purchase price of $45,611,000 including cash of $42,358,000 and the assumption of liabilities of $3,253,000. Keen is a truck rental and leasing business headquartered in Harrisburg, Pennsylvania, which currently services approximately 1,800 vehicles from 13 locations in Pennsylvania, Maryland and Virginia. The fair value of assets acquired and liabilities assumed is summarized as follows (in thousands):

     Current assets                       $  1,348
     Equipment on operating leases          28,146
     Other property and equipment            5,597
     Excess of cost over net assets
       of business acquired                 10,520
     Current liabilities                      (180)
     Equipment financing obligations        (3,073)
          Purchase Price                  $ 42,358




FORM 10-Q                                                    Page 6 of 12

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

    The purchase price of $217,648,000 consisted of a cash payment of $197,648,000 and the issuance of 2,000,000 shares of the Company's $1.00 par value common stock with a fair value of $20,000,000.

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

        Current assets                         $  32,206
        Equipment on operating leases            123,978
        Other property and equipment              17,429
        Excess of cost over net assets
           of businesses acquired                 53,357
        Current liabilities                       (9,322)
           Purchase price                      $ 217,648

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






FORM 10-Q                                                    Page 7 of 12

                                     Nine Months Ended March 31,
                                       2000              1999
     Revenues                      $569,916,000      $556,430,000
     Net earnings                  $ 39,281,000(1)   $ 43,070,000
     Earnings per diluted share    $        .68      $        .74

(1) Excludes the net gain of $34,477,000 from the sale of the assets and business of Rollins Logistics Inc., as described below.

     On January 3, 2000, the Company's dedicated carriage and logistics subsidiary, Rollins Logistics Inc., sold its assets and business to Worldwide Dedicated Services, Inc., a UPS Logistics Group company, for a cash payment of $69,281,000. The Company recorded a before-tax gain on the sale of $56,664,000 ($34,477,000 or $.60 per basic share and $.59 per diluted share, after-tax).

D.   Non-cash Investing and Financing Activities
     Detail of the Company's UPS Truck Leasing acquisition is as follows (in thousands):

          Fair value of assets acquired       $173,613
          Excess of cost over net assets
            of business acquired                53,357
          Liabilities assumed                   (9,322)
          Common stock issued                  (20,000)
               Cash paid for acquisition      $197,648
          Less: Cash acquired                       (7)
          Net cash paid for acquisition       $197,641

E.  Equipment Financing
    The Company equipment purchases and acquisitions are permanently financed through the Company's Collateral Trust Debenture program. During the nine months ended June 30, 2000, the following issuances and redemption occurred:

                         Interest    Due           Amount
      Date      Series     Rate      Date          (000's)
    12/15/99      U       7.770%   12/15/04       $ 85,000     Issued
     2/15/00      V       8.000%    2/15/03         75,000     Issued
     2/15/00      W       8.375%    2/15/07         75,000     Issued
     5/03/00      X       8.250%    5/01/02        150,000     Issued
     5/15/00      I      10.350%    5/15/00        (50,000)    Redeemed
               Net increase in Collateral Trust
                  Debentures outstanding during
                  fiscal 2000                     $335,000

    The net proceeds from these offerings were used by the Company to purchase transportation equipment and repay existing revolving credit facility indebtedness incurred to acquire transportation equipment.

    Temporary equipment financing is placed through the revolving credit facility in the name of the Company's principal subsidiary, Rollins Leasing Corp. At June 30, 2000, the balance outstanding under the revolving credit facility was $90,000,000. There was no balance outstanding at September 30, 1999.


FORM 10-Q                                                    Page 8 of 12

F.  Related Party Transaction
    The Company is the sponsor of the Rollins Truck Leasing Corp. Employee Benefits Plan ("the Plan"). During May 2000, the Plan received notification from the U.S. Department of Labor asserting violations of several provisions of the Employee Retirement Income Security Act of 1974. As a result of this notification, during June 2000, the Company funded the Trust under the Plan $3,062,000. The funds placed into the Trust by the Company are available for the provision of future benefits under the Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
    As a result of the acquisitions and disposition of businesses, as more fully described in Note C. to the consolidated financial statements, detailed comparisons to prior periods are not meaningful.

Impact of Business Acquisitions and Business Disposition on Results of
Operations
    As a result of the acquisitions and disposition of businesses, as more fully described in Note C. to the consolidated financial statements, detailed comparisons to prior periods are not meaningful.

Results of Operations: Nine Months Ended June 30, 2000 vs. Nine Months Ended June 30, 1999
    Revenues for the nine months ended June 30, 2000 increased by $70,489,000 (15.2%) to $533,380,000 compared with $462,891,000 for the same period last year. The increase in revenue reflects the net positive impact that resulted from the business acquisitions and business disposition made during the current fiscal year and strong internal growth. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same period last year.

    Operating expenses increased by $25,560,000 (14.3%) to $204,440,000 from $178,880,000 last year. Operating expenses as a percent of revenues were 38.3% and 38.6% in 2000 and 1999, respectively.

    Depreciation expense increased by $29,508,000 (20.0%) due in large part to the acquisition of UPS Truck Leasing, which accounted for $10,117,000 of the increase. Additionally, the increased investment in equipment on operating leases, as well as in the commercial rental fleet and related transportation service facilities contributed to the increase. As a percent of revenues, depreciation expense increased to 33.2% in 2000 from 31.9% in 1999.

    Gain on the sale of property and equipment increased by $14,066,000 principally due to the significantly larger number of units sold during the second and third quarters of fiscal 2000 primarily as a result of the Company's decision to adjust the size of its commercial rental fleet.

    Selling and administrative expenses increased by $9,606,000 (23.0%) to $51,371,000 during the current fiscal year from $41,765,000 last year and reflected both the increase in revenue and the acquisition of UPS Truck Leasing. As a percent of revenues, selling and administrative expenses increased to 9.6% in 2000 from 9.0% in 1999.



FORM 10-Q                                                    Page 9 of 12

    Interest expense increased by $17,349,000 (42.2%) due to the increased level of borrowings and slightly higher interest rates when compared with the same period last year.

    The effective income tax rate for the first nine months of 2000 and 1999 was 39.2% and 39.1%, respectively.

    Net earnings, exclusive of the net gain realized from the sale of the assets and business of Rollins Logistics Inc., increased by $1,446,000 (3.6%) to $41,825,000 or $.72 per diluted share from $40,379,000 or $.69 per diluted share in fiscal 1999. The increase resulted from the higher revenues that were reduced in large part by the incremental costs associated with such revenues and additional expenses incurred to integrate the Company's recent acquisitions.

Results of Operations:  Quarter Ended June 30, 2000 vs. Quarter Ended June
30, 1999
    Revenues for the quarter ended June 30, 2000 increased by $31,283,000 (20.0%) to $187,900,000 compared with $156,617,000 reported for the third fiscal quarter last year. Full-service lease, guaranteed maintenance and commercial rental revenues all improved over the same quarter of the preceding year.

    The increase in revenues reflects the net positive impact that resulted from the acquisition of UPS Truck Leasing and the sale of the assets and business of Rollins Logistics Inc. on January 3, 2000, as more fully described elsewhere in this report. Strong internal growth and other acquisitions also contributed to the revenue growth.

    Operating expenses increased by $11,824,000 (20.4%) to $69,783,000 during the third fiscal quarter from $57,959,000 last year. As a percent of revenues, operating expenses increased to 37.1% in 2000 from 37.0% in 1999. The third quarter included one-time transition expenses and charges incurred in connection with the integration of recent acquisitions. These expenses included the costs of combining facilities and upgrading maintenance standards on all acquired vehicles. Shop labor, parts, tires and outside repairs increased in the third quarter in order to bring all acquired vehicles up to the Company's specifications.

    Depreciation expense increased by $13,666,000 (27.5%) due in part to the acquisition of UPS Truck Leasing and in part due to increased investment in equipment on operating leases, as well as in the expanded commercial rental fleet and related transportation service facilities. As a percent of revenues, depreciation expense increased to 33.8% in 2000 from 31.8% in 1999.

    Gain on the sale of property and equipment increased by $4,270,000 to $8,628,000 in 2000 compared with $4,358,000 in 1999. The increase in the gain in 2000 compared with the prior year resulted from the sale of nearly twice the number of vehicles primarily as a result of the Company's decision to adjust the size of its commercial rental fleet.






FORM 10-Q                                                   Page 10 of 12

    Selling and administrative expenses increased by $5,023,000 (35.6%). The increase resulted from higher sales commissions and additional personnel associated with the 60 branches opened or acquired during the last year. As a percent of revenues, selling and administrative expenses increased to 10.2% in 2000 from 9.0% in 1999.

    Interest expense increased by $9,153,000 (64.9%) and reflected the increased level of borrowings and slightly higher interest rates during the third quarter when compared with the same period last year. The Company's overall level of borrowings has increased to support the higher level of business.

    The effective income tax rate for the third fiscal quarter of 2000 and 1999 was 39.7% and 39.4%, respectively.

    Net earnings decreased by $2,275,000 (15.0%) to $12,881,000 or $.22 per diluted share from $15,156,000 or $.26 per diluted share in fiscal 1999. Despite the higher revenues associated with both recent acquisitions and normal business expansion, net earnings were impacted adversely by the costs and expenses incurred to fully integrate the Company's recent business acquisitions.

Liquidity and Capital Resources
    Cash flows from operating activities of $145,120,000 were generated principally from net earnings of $76,302,000, which included a net gain of $34,477,000 from the sale of the assets and business of Rollins Logistics Inc., and the noncash depreciation and amortization expenses totaling $179,584,000. Available cash balances plus the net cash provided by operating activities, the proceeds of equipment financing obligations of $540,668,000, exclusive of borrowings incurred to finance acquisitions of $170,400,000, and cash proceeds received from the sale of equipment of $125,029,000 were used to purchase property and equipment for $568,497,000, reduce equipment financing obligations by $247,930,000, repurchase and retire common stock for $12,231,000 and pay dividends in the amount of $9,539,000.

    The Company's principal subsidiary, Rollins Leasing Corp., maintains a $150,000,000 revolving credit facility. At June 30, 2000, $60,000,000 was available under this facility, which requires the maintenance of specified financial ratios and restricts payments to the Company.

    At June 30, 2000, the Company could sell an additional $50,000,000 of Collateral Trust Debentures under its current shelf registration statement. On May 3, 2000, the Company sold $150,000,000 of its 8.250% Series X Collateral Trust Debentures, due May 1, 2002. The proceeds were used to redeem $50,000,000 of 10.35% Series I Collateral Trust Debentures on May 15, 2000 and to reduce indebtedness under the Company's revolving credit facilities. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984 subject to certain adjustments.

FORM 10-Q                                                   Page 11 of 12

    Otherwise, there have been no material changes in the Company's financial condition and its liquidity and capital resources since September 30, 1999. For further details, see the Company's 1999 Annual Report on Form 10-K for the year ended September 30, 1999.

Year 2000 ("Y2K") Readiness Disclosure
    As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Y2K matters. The Company will continue to monitor its operations for possible Y2K information technology programming issues.

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

Item 2.  Changes in Securities
    None.

Item 3.  Defaults Upon Senior Securities
    None.
FORM 10-Q                                                   Page 12 of 12

Item 4.  Submission of Matters to a Vote of Security Holders
    None.

Item 5.  Other Information
    None.

Item 6.  Exhibits and Reports on Form 8-K
  (a) Exhibits
       Exhibit 3.1 Restated Certificate of Incorporation of Rollins Truck Leasing Corp. as last amended on May 23, 2000.

       Exhibit 27 - Financial Data Schedule

  (b) Reports on Form 8-K
       1. On May 2, 2000, a report on Form 8-K was filed announcing the election Henry B. Tippie as Chairman of the Board of the Company. In addition, the report on Form 8-K announced the election of William L. Medford, Jr. to the Company's Board of Directors.

       2. On May 3, 2000, a report on Form 8-K was filed in connection with the sale of $150,000,000 of the Company's 8.250% Collateral Trust Debentures, Series X, due May 1, 2002, which were sold through Chase Securities Inc., as Underwriters. The sale was made pursuant to an Underwriting Agreement, which was filed as an Exhibit to the Form 8-K and pursuant to Registration Statement No. 333-95501 filed with the Securities and Exchange Commission on January 27, 2000 and which became effective on January 31, 2000.

       3. On June 15, 2000, a report on Form 8-K was filed announcing that on June 8, 2000 KPMG LLP resigned as the Company's independent auditor.

       4. On June 27, 2000, a report on Form 8-K was filed announcing that the firm of Ernst & Young LLP was engaged as the principal accountant to audit the Company's consolidated financial statements.
                               SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 11, 2000             Rollins Truck Leasing Corp.
                                   (Registrant)

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