Form 10-K
period 2000-09-30
ROLLINS TRUCK LEASING CORP
filed 2000-12-07
CIK 84244

_____________________________________________________________________________
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
 _____________________________________________________________________
                                FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended        September 30, 2000

                                   OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____________ to ____________

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

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

 The aggregate market value of the voting stock held by non-affiliates of the registrant was $247,616,000 as of October 31, 2000.

 The number of shares of registrant's common stock outstanding as of October 31, 2000 was 57,979,616.

 The following documents are incorporated by reference:

      Document     Part of this form into which incorporated
Proxy Statement in connection with
   Annual Meeting of Shareholders to be
   held January 25, 2001                        III

                                PART I

ITEM I.      BUSINESS.
   The Registrant, Rollins Truck Leasing Corp., together with its subsidiaries, is referred to as the "Company" unless the context clearly indicates otherwise.

(a)  General Development of Business
   The business of the Company was substantially unchanged prior to the year ending September 30, 2000.

   Significant events during the current fiscal year are as follows:

     (1) On October 29, 1999, a subsidiary of the Company acquired the net assets and business of Keen Leasing, Inc. ("Keen") for a purchase price of $42,437,000. Keen is a truck rental and leasing business headquartered in Harrisburg, Pennsylvania, which currently services approximately 1,800 vehicles from 13 locations in Pennsylvania, Maryland and Virginia.

     (2) On January 3, 2000, a subsidiary of the Company acquired UPS Truck Leasing from the UPS Logistics Group, a unit of United Parcel Service, Inc. UPS Truck Leasing provides full-service lease and rental services on more than 10,000 vehicles to 4,000 customers throughout the United States. The purchase price of $216,911,000 consisted of cash payments of $189,589,000 and the issuance of 2,000,000 shares of the Company's $1.00 par value common stock with a fair value of $20,000,000 with the balance related to working capital adjustments to be settled in fiscal year 2001.

     (3) On January 3, 2000, the Company's dedicated carriage and logistics subsidiary, Rollins Logistics Inc., sold its assets and business to Worldwide Dedicated Services, Inc., a UPS Logistics Group company, for a purchase price of $69,103,000, which consisted of a cash payment of $67,220,000 with the balance related to working capital adjustments to be settled in fiscal year 2001.

     In connection with the transactions described in (2) and (3) above, the Company entered into a Strategic Alliance Agreement (the "Alliance") with UPS Logistics. The Alliance is for an initial term of five years. Under the terms of the Alliance, Rollins became the preferred provider of lease and rental vehicles and other ancillary services to Worldwide Dedicated Services, Inc., a unit of the UPS Logistics Group. In turn, the UPS Logistics Group became the preferred provider of logistics management and dedicated logistics services to Rollins and its customers.

(b)  Financial Information about Industry Segments
   The Company operates principally in one industry segment and through its principal subsidiary, Rollins Leasing Corp. ("Rollins"), is engaged primarily in full-service truck leasing and rentals. All of the Company's operations currently are conducted within the United States and Canada. The financial information concerning this business is included in this 2000 Annual Report on Form 10-K.

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

   The commercial rental fleet, which at September 30, 2000 consisted of approximately 11,200 units with payload capacities ranging from 4,000 to 45,000 pounds, offers tractors, trucks and trailers to customers for short periods of time ranging from one day to several months. The Company's commercial rental fleet also provides additional vehicles to full service lease customers to handle their peak or seasonal business needs. The rental fleet's average age is approximately two years. The utilization rate of the rental fleet during fiscal year 2000 averaged approximately 85%. Rollins does not offer services in the consumer one-way truck rental market.

   Rollins also furnishes a guaranteed maintenance service to private fleet customers who choose to own their vehicles. This service includes preventive maintenance, fuel procurement, tax reporting, permitting, licensing and access to the Rollins 24-hour-a-day emergency road service.

   There are many companies engaged in all aspects of vehicle rental and leasing, some of which also operate on a nationwide basis and are larger than the Company's business. Ryder System, Inc. and Penske Truck Leasing Co., L.P., Inc. are respectively the largest and second largest competitors in the truck leasing industry. The Company believes Rollins is the third largest competitor in the field of full-service leasing and short-term rental of heavy-duty trucks in the United States. Since the unit cost of vehicles and the cost of the borrowed funds used to purchase such vehicles are believed to be similar for most vehicle leasing companies, successful competition is based in part on service.

   At September 30, 2000, a total of 4,357 persons were employed by the Company.

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

   The Company's principal operating properties consist of land and buildings used in its truck leasing and rental business. These properties generally consist of an equipment repair facility and administrative offices. Rollins owns or leases 267 facilities in 40 states and one Canadian province.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   None.

                                PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS.

                      STOCK PRICES AND DIVIDENDS

   At September 30, 2000, there were 1,958 holders of record of the Common Stock.

   The range of share prices for the Common Stock on the New York and Pacific Stock Exchanges and per share dividends paid on Common Stock for the fiscal years ended September 30, 2000 and 1999 are as follows:

                                Prices                   Dividends
                       2000               1999         2000   1999
                    High     Low      High     Low
Fiscal Quarter
  First ......   $12 3/16  $ 9 7/16  $15 1/4  $10 3/16  $.055 $.05
  Second .....    11 7/8     7 5/8    14 1/2    9 1/16   .055  .05
  Third ......    10 1/4     6 15/16  11 3/4    9 5/16   .055  .05
  Fourth .....     8 5/16    6        12 1/4   10 1/16   .055  .05

ITEM 6.   SELECTED FINANCIAL DATA.

                   FIVE-YEAR SELECTED FINANCIAL DATA
            (Dollars in Millions, Except Per Share Amounts)

Fiscal Year Ended September 30,
                   2000         1999     1998       1997       1996
Revenues           720.3        627.4    610.2      556.7      513.8
Earnings before
  income taxes     134.0(1)(2)   92.7     85.1       70.2       55.9
Net earnings        81.9(2)      56.5     52.0       42.8       34.1
Earnings per share:
    Basic           1.42(2)       .98      .86        .68        .52
Earnings per share:
    Diluted         1.41(2)       .97      .85        .68        .52
Dividends per
  common share       .22          .20      .15        .13        .12
At September 30,
Total assets     1,999.2      1,407.7  1,290.4(3) 1,186.0(3) 1,120.3(3)
Equipment on
  operating
  leases, net    1,449.6      1,012.3    924.9      847.9      784.3
Equipment
  financing
  obligations    1,273.6        802.5    749.9      671.8      641.4
Deferred income
  taxes            220.3        189.0    167.9      147.8      128.9
Shareholders'
  equity           395.4        320.4    293.0      290.0      285.1

(1)Includes acquisition-related one-time expenses in 2000 of $9.7 million.
(2)Includes gain on sale of logistics business in 2000 of $56.7 million (after-tax of $34.5 million or $.60 and $.59 per basic and diluted share, respectively).
(3)Reflects unclassified presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS
Results of Operations
     Revenues increased in 2000 by $92.9 million (14.8%) to $720.3 million compared with $627.4 million in 1999. The increase reflected a substantial improvement in internal growth as well as the impact resulting from three acquisitions made since August 1999. Full-service lease revenues improved by 41.1% in 2000, as a record amount of new lease sales was recorded during 2000, which provided more than one-half of the revenue increase. The acquisitions of UPS Truck Leasing, Keen Leasing and Range Transportation contributed to the remainder of the full-service lease revenue improvement. Commercial rental revenues increased by 15.1% in 2000, despite weaker demand for trucks throughout the year. Additional vehicles from the acquisitions mentioned above contributed to the improvement in rental revenue, despite lower utilization of the rental fleet in 2000. The Company is continuing to adjust the size of the rental fleet to meet current demand. Currently, there are approximately 11,200 vehicles in the rental fleet. Revenues and operating expenses included in the consolidated results related to the logistics business, which was sold on January 3, 2000, were $33.2 million and $20.6 million, respectively, in 2000 and $121.6 million and $62.9 million, respectively, in 1999.

    Operating expenses increased by $36.1 million (15.1%) to $275.3 million from $239.2 million last year. Operating expenses as a percent of revenues were 38.2% and 38.1% in 2000 and 1999, respectively. The increase in shop payroll, parts, tires and outside repairs, defined as controllable costs, caused the largest increase in operating expenses. In 2000, these costs were $117.2 million compared with $85.6 million in 1999, a 36.9% increase. The integration of UPS Truck Leasing as well as the two other smaller acquisitions represented a substantial portion of the increase in controllable costs. Approximately $8.1 million of controllable expenses were incurred to bring these acquired vehicles up to the Company's maintenance standards.

    Vehicle licenses and taxes increased by $10.8 million (39.4%) in 2000 to $38.2 million compared with $27.4 million in the prior year. Acquisition-related third-party lease expenses accounted for $12.0 million of the operating expense increase. Other shop-related costs, such as rent, environmental and utility expenses increased by $2.4 million in 2000 to $6.7 million. Substantially all of the above expense changes resulted from the impact of the 8,900-vehicle increase in the full-service lease portfolio during 2000. All other operating expenses increased on a broad basis as a result of the overall higher level of business. At September 30, 2000, a total of 30,600 vehicles were included in the full-service lease fleet.

    Depreciation increased by $44.3 million (22.2%) in 2000 primarily due to the increased investment in equipment on operating leases from internal sales and capital spending for related transportation service facilities. The recent acquisitions, principally UPS Truck Leasing, also contributed to the increase in depreciation in 2000. As a percent of revenues, depreciation increased to 33.8% in 2000 from 31.8% in 1999 primarily as a result of weaker demand for rental trucks, which caused lower than normal commercial rental revenues.

    Selling and administrative expenses increased by $14.8 million (25.6%) to $72.6 million in 2000 from $57.8 million last year and reflected both the increase in revenue and the effect of acquisitions, most notably UPS Truck Leasing. Sales-related wages and commissions of $23.4 million in 2000 increased by 19.3% over the prior year. The Company has 50 additional branches in 2000 with salespeople in each one and the record level of sales resulted in a substantial increase in commissions. Additional technology costs, both from Y2K and acquisitions represented $1.7 million of the year-to-year change in administrative expenses. As a percent of revenues, selling and administrative expenses increased to 10.1% in 2000 from 9.2% in 1999.

    Earnings before interest, taxes, depreciation and amortization, exclusive of the pre-tax gain on the sale of the logistics business of $56.7 million, increased by 17.1% to $407.5 million in 2000 compared with $347.8 million in 1999. Gain on the sale of property and equipment increased by $15.2 million, principally due to the significantly larger number of units sold during the last nine months of fiscal 2000, as the Company reduced the size of its commercial rental fleet. Although used truck prices declined in 2000, the Company's contractual commitments enabled it to dispose of vehicles at prices similar to the prior year.

    Earnings before interest and taxes (EBIT) increased by 8.7% to $161.0 million in 2000.

    Interest expense increased by $28.3 million (51.1%) due to the increased level of borrowings and slightly higher interest rates when compared with last year. Higher borrowings resulted from the substantial increase in the purchase of trucks due to improved internal full-service lease growth, acquisitions and higher facility capital spending.

    The effective income tax rate was 38.9% in 2000 and 39.1% in 1999.

    Net earnings for the year was $81.9 million, which included a net gain of $34.5 million from the sale of the logistics business. The Company incurred approximately $9.7 million ($5.9 million after taxes) of acquisition-related integration costs during 2000.

Fiscal Year 1999 vs. 1998
    Revenues increased by $17.2 million (2.8%) as full-service lease and commercial rental revenues improved over the prior year. Full-service lease, guaranteed maintenance and logistics revenues represented approximately 72% of total revenues. Logistics and dedicated revenues declined by 9.0% due to the loss of two large accounts at the end of the last fiscal year. Commercial rental revenues, which represented the remainder of total revenues, increased by 8.9% due in large part to the increased level of rental business.

    Operating expenses decreased by $5.1 million (2.1%). The decrease resulted from a reduction in driver payroll of $2.9 million and a reduction in fuel costs of $.8 million both related to the decline in logistics and dedicated revenues. Other operating expenses on a broad basis increased as a result of the overall higher level of business, however, the increase was more than offset by a decrease in environmental costs as the Company completed its underground storage tank replacement program by the end of calendar 1998. Operating expenses as a percent of revenues were 38.1% and 40.0% in 1999 and 1998, respectively.

    Depreciation expense increased by $15.9 million (8.7%) as a result of the Company's increased investment in equipment on operating leases and related transportation service facilities required to support the current level of business. As a percent of revenues, depreciation expense increased to 31.8% in 1999 from 30.1% in 1998.

    Gain on sale of property and equipment increased by $7.2 million (73.8%) and reflected both higher average selling prices realized on transportation equipment and an increase in the number of units sold.

    Selling and administrative expenses increased by $2.3 million (4.1%) to $57.8 million from $55.5 million in 1998 and reflected the higher level of business. Increased employee compensation and related benefits and office expenses were offset in large part by reductions in advertising and insurance costs. As a percent of revenues, selling and administrative expenses were 9.2% and 9.1% in 1999 and 1998, respectively.

    Interest expense increased by $3.8 million (7.3%) due to the increased level of borrowings experienced during the current year. Interest rates decreased slightly when compared with the prior year.

    The effective income tax rate was 39.1% in 1999 and 38.9% in 1998.

    Net earnings increased by $4.5 million (8.6%) to $56.5 million or $.97 per diluted share from $52.0 million or $.85 per diluted share in 1998. The increased net earnings resulted from the higher revenues and the increased gain realized from the sale of property and equipment.

Liquidity and Capital Resources
    The Company's primary operation is the full-service leasing and rental of tractors, trucks and trailers, which requires substantial amounts of capital and access to financing sources. At September 30, 2000, equipment on operating leases had increased by $437.3 million to $1,449.6 million and represented 72.5% of the Company's assets. Funds for the acquisition of this equipment are provided principally by the cash flows from operations, the proceeds from the sale of used equipment and borrowings under the Company's revolving credit facilities. Cash flows from operating activities of $240.1 million were generated principally from net earnings of $47.4 million, excluding the net gain on the sale of the logistics business of $34.5 million, and the noncash depreciation and amortization totaling $246.5 million. Because existing leases provide the primary source of funds from operations, the Company expects a similar amount of funds to be generated in 2001.

    Investing activities reflect the Company's capital expenditures of $697.0 million in 2000 and $355.2 million in 1999. Proceeds from the sale of equipment amounted to $167.4 million in 2000 and $88.0 million in 1999. At September 30, 2000, the Company's commitment for the purchase of revenue equipment was $100.7 million. Based on the current level of business and including commitments already made at September 30, 2000, the Company anticipates spending approximately $400.0 million for equipment and facilities in 2001.

    Equipment financing obligations increased to $1,273.6 million at September 30, 2000 from $802.5 million a year earlier. Borrowings from external sources included equipment term loans, capitalized leases and the following issuances and redemption under the Company's Collateral Trust Debenture program.

                        Interest   Due          Amount
     Date     Series    Rate       Date         (000s)
 12/15/99       U       7.770%    12/15/04     $85,000       Issued
  2/15/00       V       8.000%     2/15/03      75,000       Issued
  2/15/00       W       8.375%     2/15/07      75,000       Issued
  5/03/00       X       8.250%     5/01/02     150,000       Issued
  5/15/00       I      10.350%     5/15/00     (50,000)    Redeemed
 Net increase in Collateral Trust Debentures
            outstanding during fiscal 2000   $ 335,000

    The net proceeds from these debenture offerings were used by the Company to purchase transportation equipment and repay existing revolving credit facility indebtedness incurred to acquire transportation equipment.

    At September 30, 2000, the Company could sell an additional $50.0 million of Collateral Trust Debentures under its current shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to continue to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions.

    The Company's principal subsidiary, Rollins Leasing Corp., has revolving credit facilities available which aggregate $175.0 million, of which $100.0 million matures in March 2001. At September 30, 2000, there was $87.0 million remaining available. Rollins Leasing Corp. expects to renew the expiring portion of these facilities on essentially the same terms, none of which are expected to be less favorable than those currently in place. These facilities, used primarily to finance vehicle purchases on an interim basis pending placement of long-term financing, require the maintenance of specified financial ratios and restrict payments to the Company. At the option of the banks that provide the aforementioned facilities, certain leasing equipment may secure the facilities and the Company's Collateral Trust Debentures.

    During 2000, the Company's financing activities included an increase in equipment financing obligations of $471.1 million, payment of dividends of $12.7 million and the purchase and retirement of 1,373,600 shares of $1 par value common stock for $12.6 million. At September 30, 2000, the Company was authorized to purchase 359,700 additional shares of its stock.

    At September 30, 2000 and 1999, the debt to equity ratio of the Company was 3.2 to 1 and 2.5 to 1, respectively.

Year 2000 ("Y2K") Readiness Disclosure
    The Company's business operations have not been materially impacted by Y2K matters. The Company will continue to monitor its operations for possible Y2K information technology programming issues.

Market Risks
    The Company has minimal market risk exposure related to interest rates. The Company is exposed to market risks related to fluctuations in interest rates for its variable rate borrowings of $88,000,000 at September 30, 2000. A change in interest rates of 1% on the balance outstanding at September 30, 2000 would cause a change in the total annual interest costs of $880,000. At September 30, 2000, approximately 93% of the Company's equipment financing obligations were at fixed rates with maturity schedules designed to match the cash flows of the corresponding full-service lease portfolio.

    A small portion of the Company's operations is conducted in Canada, thereby exposing the Company to foreign exchange rate risk. However, due to this operations' relative size, the risk is not deemed to be material.

Forward-Looking Statements
    The Company may make certain forward-looking statements in this Form 10-K within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, proposed acquisitions, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as: "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made in all of these instances.

    Various risks and uncertainties may affect the operations, performance, development and results of the Company's business and could cause future outcomes to differ materially from those set forth in forward-looking statements, including the following factors: the Company's growth strategies; the ability to successfully integrate acquired companies and businesses; the Company's development and potential acquisition of new facilities; potential increases in interest rates; softness in the used vehicle market; general economic conditions; competitive factors and pricing pressures; shifts in market demand; the performance and needs of industries served by the Company; equipment utilization; management's success in developing and introducing new services and lines of business; potential increases in labor costs; potential increases in equipment, maintenance and fuel costs; uncertainties of litigation; the Company's ability to finance its future business requirements through outside sources or internally generated funds; the availability of adequate levels of insurance; success or timing of completion of ongoing or anticipated capital or maintenance projects; management retention and development; changes in Federal, State and local laws and regulations, including environmental regulations; as well as the risks, uncertainties and other factors described from time to time in the Company's SEC filings and reports.

    The Company undertakes no obligation to update publicly or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements. Given these risks and uncertainties, investors should not overly rely or attach undue weight to the Company's forward-looking statements as an indication of its actual future results.

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE.
    None.
                               PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
    Except as presented below, the information called for by this Item 10 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 2001.

 Executive Officers of the Registrant. As of October 31, 2000, the Executive Officers of the registrant were:

    Name                  Position                Age     Term of Office
Patrick J. Bagley     Vice President-Finance and   53     7/87 to date
                      Treasurer                           1/87 to date

I. Larry Brown        President and                55     1994 to date
                      Chief Executive Officer,            1996 to date
                      Rollins Leasing Corp.

Klaus M. Belohoubek   Vice President-General
                      Counsel and Secretary        41     7/99 to date

John W. Rollins, Jr.  Director                     58     1967 to date
                      President                           9/75 to date
                      Chief Executive Officer             1/00 to date

Henry B. Tippie       Chairman of the Executive
                      Committee                    73     3/74 to date
                      Chairman of the Board               4/00 to date

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

ITEM 11.     EXECUTIVE COMPENSATION.
    The information called for by this Item 11 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 2001.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.
    The information called for by this Item 12 is incorporated by reference from the Company's Proxy Statement to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on January 25, 2001.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
    During the year ended September 30, 2000, the following officers and/or directors of the Company were also officers and/or directors of Matlack Systems, Inc.; Patrick J. Bagley, Klaus M. Belohoubek, William
L. Medford, Jr., William B. Philipbar, Jr., John W. Rollins, Jr. and Henry B. Tippie. The Estate of John W. Rollins owns directly and of record 11.4% of the outstanding shares of Common Stock of Matlack Systems, Inc. at October 31, 2000. Henry B. Tippie is the executor of the Estate.

    The following officers and/or directors of the Company were also officers and/or directors of Dover Downs Entertainment, Inc.; Patrick
J. Bagley, Klaus M. Belohoubek, John W. Rollins, Jr. and Henry B. Tippie. The Estate of John W. Rollins owns directly and of record 29.9% of the outstanding shares of Common Stock of Dover Downs Entertainment, Inc. at October 31, 2000. Henry B. Tippie is the executor of the Estate.

    The description of transactions between the Company and Matlack Systems, Inc. and between the Company and Dover Downs Entertainment, Inc. appears under the caption "Transactions with Related Parties" of this 2000 Annual Report on Form 10-K.

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

(3)Exhibits:
(3)  (a)   Restated Certificate of Incorporation of Rollins Truck
           Leasing Corp. as last amended on May 23, 2000.

(3)  (b)   By-Laws of Rollins Truck Leasing Corp. as last amended on
           July 17, 2000.

(4)  (a)   Collateral Trust Indenture dated March 21, 1983, between RLC
           CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee, as filed with the Company's Registration Statement No. 33-40476 on Form S-3 dated May 10, 1991, is incorporated herein by reference.

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

(4)  (c)   Eighth Supplemental Collateral Trust Indenture dated May 15,
           1990 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 33-67682 on Form S-3 dated August 20, 1993 is incorporated herein by reference.

(4)  (d)   Eleventh Supplemental Collateral Trust Indenture dated March
           15, 1993 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (e)   Twelfth Supplemental Collateral Trust Indenture dated March
           15, 1994 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (f)   Thirteenth Supplemental Collateral Trust Indenture dated
           March 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (g)   Fourteenth Supplemental Collateral Trust Indenture dated May
           15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (h)   Fifteenth Supplemental Collateral Trust Indenture dated
           March 15, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (i)   Sixteenth Supplemental Collateral Trust Indenture dated
           August 7, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (j)   Seventeenth Supplemental Collateral Trust Indenture dated
           March 10, 1997 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by the Eighth Supplemental Indenture dated May 15, 1990 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (k)   Eighteenth Supplemental Collateral Trust Indenture dated
           July 16, 1998 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (l)   Nineteenth Supplemental Collateral Trust Indenture dated
           April 5, 1999 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (m)   Twentieth Supplemental Collateral Trust Indenture dated
           December 15, 1999 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (n)   Twenty-first Supplemental Collateral Trust Indenture dated
           February 15, 2000 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

(4)  (o)   Twenty-second Supplemental Collateral Trust Indenture dated
           February 15, 2000 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

(4)  (p)   Twenty-third Supplemental Collateral Trust Indenture dated
           May 3, 2000 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

(4)  (q)   Rollins Truck Leasing Corp. Rights Agreement dated as of
           June 1, 1999 as filed as an Exhibit to Registration
           Statement on Form 8-A filed by the Company on June 30, 1999 is incorporated herein by reference.

(4)  (r)   Asset Purchase Agreement by and among Worldwide Dedicated
           Services, Inc., Rollins Truck Leasing Corp., Rollins Logistics Inc., Rollins Dedicated Carriage Services, Inc. and Rollins Transportation Systems, Inc. as of November 12, 1999 as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

(4)  (s)   Stock Purchase Agreement by and between UPS Logistics Group,
           Inc., UPS Truck Leasing, Inc., Rollins Truck Leasing Corp. and Rollins Leasing Corp. as of November 12, 1999 as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

(4)  (t)   Strategic Alliance Agreement to be entered into as of
           December 31, 1999 in connection with the closing under the Stock Purchase Agreement filed as Exhibit (4)(s), above, as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

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

(10) (d) Rollins Truck Leasing Corp. 1997 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 29, 1998, is incorporated herein by reference.

(10) (e) Revolving Credit Agreement dated March 29, 2000 among Rollins Leasing Corp., the Lending Institutions Party Hereto, Fleet National Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, National City Bank, as Documentation Agent and FleetBoston Robertson Stephens Inc., as Syndication Agent and Arranger.

(18) Letter from Ernst & Young LLP dated December 5, 2000 concerning change in accounting principle.

(21)       Rollins Truck Leasing Corp. Subsidiaries at September 30,
           2000.

(23) (a)   Consent of Ernst & Young LLP, Independent Auditors.

(23) (b)   Consent of KPMG LLP, Independent Auditors.

(27) (a)   Rollins Truck Leasing Corp. Financial Data Schedule at
           September 30, 2000.

(99)       Independent Auditors' Report of KPMG LLP.

(b)  Reports on Form 8-K.
     None.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   December 6, 2000              ROLLINS TRUCK LEASING CORP.
                                          (Registrant)

                             BY:  /s/ John W. Rollins, Jr.
                                  John W. Rollins, Jr.
                                  President and Chief Executive Officer
                                   and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Patrick J. Bagley         Vice President-Finance    December 6, 2000
Patrick J. Bagley            Chief Financial Officer
                             Chief Accounting Officer
                             Director

/s/Gary W. Rollins           Director                  December 6, 2000
Gary W. Rollins

/s/Henry B. Tippie           Chairman of the Board     December 6, 2000
Henry B. Tippie              and Chairman of the
                             Executive Committee

/s/William B. Philipbar, Jr. Director                  December 6, 2000
William B. Philipbar, Jr.

/s/William L. Medford, Jr.   Director                  December 6, 2000
William L. Medford, Jr.

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

(1)  Consolidated Financial Statements
                                                              Page(s)
  Independent Auditors' Report on Financial Statements and
     Financial Statement Schedules                              13

  Consolidated Statement of Earnings for the years ended
     September 30, 2000, 1999 and 1998                          14

  Consolidated Balance Sheet at September 30, 2000 and 1999     15

  Consolidated Statement of Cash Flows for the years ended
     September 30, 2000, 1999 and 1998                          16

  Consolidated Statement of Shareholders' Equity for the
     years ended September 30, 2000, 1999 and 1998              17

  Notes to the Consolidated Financial Statements             18 to 27



(2)  Financial Statement Schedules

  Schedule I - Condensed Financial Information of
     Rollins Truck Leasing Corp. (Parent)

      Balance Sheet at September 30, 2000 and 1999              28

      Statement of Earnings for the years ended
        September 30, 2000, 1999 and 1998                       29

      Statement of Cash Flows for the years ended
        September 30, 2000, 1999 and 1998                       30

      Notes to the Financial Statements                         31

     Schedule II - Valuation and Qualifying Accounts
                      for the years ended September 30,
                      2000, 1999 and 1998                       32

  Any financial statement schedules otherwise required have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Auditors

The Board of Directors and Shareholders
Rollins Truck Leasing Corp.

   We have audited the accompanying consolidated balance sheet of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 2000, and the related consolidated statements of earnings, cash flows, and shareholders' equity for the year then ended. Our audit also included the financial statement schedules as of and for the year ended September 30, 2000 listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The financial statements and schedules of Rollins Truck Leasing Corp. and subsidiaries for the years ended September 30, 1999 and 1998 were audited by other auditors whose report dated October 27, 1999, except for the note "Subsequent Events" which is as of November 12, 1999, expressed an unqualified opinion on those statements.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 2000, and the consolidated results of their operations and their cash flows for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2000 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

   As discussed in the Organization and Accounting Policies Note to the financial statements, in 2000 the Company changed its balance sheet presentation from classified to unclassified.





                                             ERNST & YOUNG LLP

Philadelphia, Pennsylvania
October 24, 2000

CONSOLIDATED STATEMENT OF EARNINGS
(In thousands, except per share amounts)

                                      Year Ended September 30,
                                       2000       1999       1998
Revenues                             $720,291   $627,397    $610,157
Expenses
  Operating                           275,323    239,162     244,260
  Depreciation                        243,605    199,342     183,465
  Gain on sale of property
    and equipment                     (32,196)   (17,007)     (9,787)
  Selling and administrative           72,553     57,805      55,530
                                      559,285    479,302     473,468

Operating earnings                    161,006    148,095     136,689
Interest expense, net                 (83,633)   (55,364)    (51,586)
Gain on sale of business               56,664       -           -
Earnings before income taxes          134,037     92,731      85,103
Income taxes                           52,140     36,258      33,080

Net earnings                         $ 81,897   $ 56,473    $ 52,023

Earnings per share
  Basic                              $   1.42   $    .98    $    .86
  Diluted                            $   1.41   $    .97    $    .85

Average shares outstanding
  Basic                                57,872     57,833      60,340
  Diluted                              58,127     58,369      61,130

  The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEET
(In thousands, except per share amounts)
                                                    September 30,
                                                 2000          1999
                          ASSETS
Cash                                           $   23,419   $   34,280
Accounts receivable, net of
 allowance for doubtful
 accounts: 2000-$3,501; 1999-$2,479               120,762       84,482
Refundable income taxes                             8,037        -
Equipment on operating leases, net              1,449,636    1,012,307
Other property and equipment, net                 282,619      228,445
Excess of cost over net assets of
 businesses acquired                               74,290       16,117
Prepaid expenses and other assets                  40,483       32,067
  Total assets                                 $1,999,246   $1,407,698

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $   21,923   $   30,077
Accrued liabilities                                88,146       64,221
Income taxes payable                                 -           1,574
Equipment financing obligations                 1,273,550      802,458
Deferred income taxes                             220,264      188,982

Commitments and contingent liabilities
 (see Notes to the Consolidated
 Financial Statements)

Shareholders' equity
 Common stock, $1 par value,
  outstanding: 2000-57,979,616 shares;
  1999-57,214,551 shares                           57,980       57,215
 Additional paid-in capital                        12,386         -
 Accumulated other comprehensive
  income (loss)                                    (1,876)         518
 Retained earnings                                326,873      262,653
  Total shareholders' equity                      395,363      320,386
  Total liabilities and shareholders' equity   $1,999,246   $1,407,698

The Notes to the Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                          Year Ended September 30,
                                         2000       1999       1998
Cash flows from operating activities
 Net earnings                         $ 81,897    $ 56,473  $ 52,023
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
  Depreciation and amortization        246,459     199,732   183,805
  Gain on sale of property and
  equipment                            (32,196)    (17,007)   (9,787)
  Provision for bad debts                4,980       1,326     1,529
  Gain on sale of business             (56,664)        -         -
  Changes in assets and liabilities,
    net of effects from acquisitions
    and sale of business:
    Accounts receivable                (26,838)     (7,773)   (5,591)
    Accounts payable and accrued
    liabilities                          4,864      15,141     2,056
    Current and deferred income taxes   22,430      19,582    22,346
    Other, net                          (4,788)       (262)   (1,151)
  Net cash provided by operating
  activities                           240,144     267,212   245,230

Cash flows from investing activities
 Purchase of property and equipment   (697,020)   (355,191) (332,779)
 Proceeds from sales of property
 and equipment                         167,422      88,021    67,526
 Proceeds from sale of business         67,220        -         -
 Business combinations, net of
 cash acquired                        (231,979)     (6,935)      -
  Net cash used in investing
  activities                          (694,357)   (274,105) (265,253)

Cash flows from financing activities
 Proceeds of equipment financing
 obligations                           764,587     179,992   186,930
 Repayment of equipment financing
 obligations                          (296,641)   (137,186) (108,876)
 Payment of dividends                  (12,728)    (11,569)   (9,244)
 Proceeds from stock options
 exercised                                 851       1,225     2,051
 Common stock acquired and retired     (12,649)    (18,305)  (41,367)
 Other                                    -           -          (93)
  Net cash provided by financing
  activities                           443,420      14,157    29,401
Effect of exchange rate changes
on cash                                    (68)          1      -
Net increase (decrease) in cash        (10,861)      7,265     9,378
Cash at beginning of year               34,280      27,015    17,637
Cash at end of year                   $ 23,419    $ 34,280  $ 27,015

Supplemental information
 Interest paid                        $ 76,627    $ 53,978  $ 48,549
 Income taxes paid                    $ 29,704    $ 15,995  $ 10,734

Noncash investing and financing
activities
 Liabilities assumed in business
 combinations                         $  9,220    $    -    $   -
 Common stock issued as consideration
  in business combination             $ 20,000    $    -    $    -



 The Notes to the Consolidated Financial Statements are an integral part of these statements.


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

                                                                                   Accumulated
                                              $1 Par Value   Additional       Other                                Total
                                                  Common      Paid-in     Comprehensive Comprehensive  Retained  Shareholders'
                                        Stock                 Capital     Income (Loss)    Income      Earnings   Equity
Balance at October 1, 1997                        $ 41,067   $   274       $  1,308                    $247,333     $289,982
Net earnings                                                                              $ 52,023       52,023       52,023
Other comprehensive income (loss):
   Unrealized loss on securities
      (net of tax benefit of $233)                                             (367)          (367)                     (367)
Dividends on common stock, $.15 per share                                                                (9,244)      (9,244)
Common stock acquired and retired                   (3,091)   (1,937)                                   (36,339)     (41,367)
Exercise of stock options                              377     1,674                                                   2,051
Three-for-two common stock split                    20,446                                              (20,539)         (93)
Comprehensive income                                                                      $ 51,656
Balance at September 30, 1998                       58,799        11            941                     233,234      292,985
Net earnings                                                                              $ 56,473       56,473       56,473
Other comprehensive income (loss):
   Unrealized loss on securities
      (net of tax benefit of $455)                                             (708)          (708)                     (708)
   Foreign currency translation adjustments                                     285            285                       285
Dividends on common stock, $.20 per share                                                               (11,569)     (11,569)
Common stock acquired and retired                   (1,776)   (1,044)                                   (15,485)     (18,305)
Exercise of stock options                              192     1,033                                                   1,225
Comprehensive income                                                                      $ 56,050
Balance at September 30, 1999                       57,215      -               518                     262,653      320,386
Net earnings                                                                                81,897       81,897       81,897
Other comprehensive income (loss):
 Unrealized loss on securities
  (net of tax benefit of $892)                                               (1,395)        (1,395)                   (1,395)
 Foreign currency translation adjustments                                      (999)          (999)                     (999)
Dividends on common stock, $.22 per share                                                               (12,728)     (12,728)
Common stock acquired and retired                   (1,374)   (6,326)                                    (4,949)     (12,649)
Common stock issued                                  2,000    18,000                                                  20,000
Exercise of stock options                              139       712                                                     851
Comprehensive income                                                                      $ 79,503
Balance at September 30, 2000                      $57,980   $12,386       $ (1,876)                   $326,873     $395,363

The Notes to the Consolidated Financial Statements are an integral part of these statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Organization and Accounting Policies
     Organization - Rollins Truck Leasing Corp. is engaged primarily in full-service truck leasing and rentals. All of the Company's operations currently are conducted within the United States and Canada.

     Consolidation - The consolidated financial statements include the accounts of all subsidiaries. Intercompany transactions and balances among these subsidiaries have been eliminated.

     Revenue recognition - Lease, rental and other revenues including contingent rentals, which represent the mileage charges on full-service leases, are recognized over the terms of the respective contracts. Contingent rentals were $264,827,000, $232,912,000 and $220,483,000 during 2000, 1999 and 1998, respectively.

     Earnings per share - The number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

                       2000            1999           1998
Basic EPS           57,872,000     57,833,000      60,340,000
Effect of options      255,000        536,000         790,000
Diluted EPS         58,127,000     58,369,000      61,130,000

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

    Goodwill - The excess of cost over net assets of businesses acquired prior to October 30, 1970 amounting to $4,588,000 is not being amortized since its value, in management's opinion, has not diminished. The excess of cost over net assets of businesses acquired subsequently is being amortized on a straight-line basis over 15 to 40 years. The recoverability of goodwill is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If an operating loss or other impairment indicator is noted, the Company will evaluate whether impairment exists on the basis of undiscounted expected future cash flows from operations before interest for the remaining amortization period. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows on a discounted basis. Accumulated amortization was $6,681,000 and $3,898,000 at September 30, 2000 and 1999, respectively.

    Leasing operations - Leasing operations consist of the long-term leasing and short-term rental of transportation equipment. All leases are classified as operating leases and expire on various dates during the next eleven years.

    Claims and insurance reserves - The Company retains a specific portion of insurable risks with regard to public liability and workers' compensation claims. Retention levels are currently $500,000 per occurrence. Reserves are established for claims incurred plus an estimate for claims incurred but not reported. Reserve requirements are evaluated and established utilizing historical trends, the Company's experience, claim severity and other factors.

    Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Fair values of financial instruments - The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value at September 30, 2000.

    Stock-based compensation - SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair- value based method of accounting for stock-based compensation plans, however, it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion ("APB"), No. 25, "Accounting for Stock Issued to Employees." The Company has elected to continue to use the intrinsic value method. Pro-forma results of operations, as if SFAS No. 123 had been used to account for stock-based compensation plans, are presented in the footnote for Stock Option Plans.

    Accumulated other comprehensive income (loss) - Accumulated other comprehensive income (loss) reflects cumulative unrealized gains and (losses) on securities, net of taxes, of $(1,162,000), $233,000 and $941,000 at September 30, 2000, 1999 and 1998, respectively. Also included are cumulative foreign currency translation adjustments of $(714,000) and $285,000 at September 30, 2000 and 1999, respectively.

    Foreign currency translation - Assets and liabilities of the Company's Canadian subsidiary are translated at the rate of exchange in effect on the balance sheet date; revenues and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss).

    Recent accounting pronouncements - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

    Change in accounting method - At September 30, 2000, the Company changed its balance sheet presentation from classified to unclassified. In connection with the sale of Rollins Logistics on January 3, 2000, the Company is now exclusively an equipment leasing company. As such, an unclassified presentation is considered preferable because it provides a more meaningful presentation of financial position and is generally accepted practice within the leasing industry. The consolidated balance sheet at September 30, 1999 has been reclassified to reflect an unclassified presentation.

    Reclassification - Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Equipment on Operating Leases
    The Company's investment in equipment on operating leases is as follows:

                                               September 30,
                                       2000              1999
Transportation equipment            $1,975,847,000    $1,538,713,000
Less accumulated depreciation         (526,211,000)     (526,406,000)
                                    $1,449,636,000    $1,012,307,000

  Commitments for the purchase of transportation equipment amounted to $100,659,000 at September 30, 2000.

  At September 30, 2000, minimum future revenues from noncancelable leases are as follows:

Year Ending September 30,
2001                                          $  359,494,000
2002                                             305,264,000
2003                                             248,964,000
2004                                             191,891,000
2005                                             135,367,000
Later years                                      133,209,000
Total future minimum lease revenues           $1,374,189,000

    In connection with the UPS acquisition, the Company acquired 1,689 trucks, tractors and trailers under operating leases, which are subleased to customers. Minimum future rental payments required under these operating leases having noncancelable terms in excess of one year as of September 30, 2000 are as follows:

Year Ending September 30,
2001                                          $13,910,000
2002                                           11,832,000
2003                                            9,861,000
2004                                            6,501,000
2005                                            3,336,000
Later years                                     2,579,000
Total minimum payments required               $48,019,000

Total rent expense for this equipment was $11,700,000 in 2000.

Other Property and Equipment
    The Company's other property and equipment accounts are as follows:

                                                  September 30,
                                              2000          1999
Land                                      $ 75,337,000   $ 61,979,000
Transportation service facilities          278,073,000    224,820,000
Other operating assets                      40,338,000     41,713,000
Less accumulated depreciation             (111,129,000)  (100,067,000)
                                          $282,619,000   $228,445,000

Equipment Financing Obligations
    Equipment financing obligations are as follows:
                                                September 30,
                                              2000           1999
 Revolving credit facilities             $   88,000,000  $     -

 Collateral Trust Debentures:
  Series I, 10.35%, due 2000                     -         50,000,000
  Series L,  7%, due 2003                    70,000,000    70,000,000
  Series M,  7%, due 2001                    60,000,000    60,000,000
  Series N,  8.27%, due 2002                100,000,000   100,000,000
  Series O,  7.25%, due 2005                 50,000,000    50,000,000
  Series P,  6.89%, due 2004                 75,000,000    75,000,000
  Series Q,  6 7/8%, due 2001                60,000,000    60,000,000
  Series R,  7.30%, due 2007                 75,000,000    75,000,000
  Series S,  6.52%, due 2005                 75,000,000    75,000,000
  Series T,  6.75%, due 2006                100,000,000   100,000,000
  Series U,  7.77%, due 2004                 85,000,000         -
  Series V,  8%, due 2003                    75,000,000         -
  Series W,  8.375%, due 2007                75,000,000         -
  Series X,  8.25%, due 2002                150,000,000         -

 Capital lease obligations                  122,406,000    75,732,000

 Other equipment financing obligations       13,144,000    11,726,000
                                         $1,273,550,000  $802,458,000

    On March 29, 2000, the Company's principal subsidiary, Rollins Leasing Corp., entered into a $150,000,000 revolving credit agreement (the "Revolver") with a group of banks with $75,000,000 maturing in March 2001 and $75,000,000 maturing in March 2003. Interest is based, at the Company's option, upon (i) LIBOR plus a margin ranging from .6% to 1.15% or (ii) the base rate (the greater of the prime rate or the federal funds rate plus .5%). Interest rates on LIBOR borrowings are reset for one-, two-, three- or six-month periods, at the Company's option. The margin applicable to LIBOR borrowings is based upon the rating of the Company's senior secured debt. At the option of the banks, the Revolver and the Collateral Trust Debentures may be secured by certain leasing equipment. The Revolver provides for the maintenance of specified financial ratios and restricts payments to the Company by Rollins Leasing Corp. At September 30, 2000, Rollins Leasing Corp. was in compliance with all terms and covenants, and net assets not restricted under the Revolver totaled $63,331,000. There was $85,000,000 outstanding under the Revolver at September 30, 2000 at a weighted-average interest rate of 7.4%.

    As a supplement to the Revolver, the Company also has available a $25,000,000 revolving line of credit with a bank bearing interest at the base rate, as defined above, plus the margin attributable to LIBOR borrowings under the Revolver plus an additional .25%. There was $3,000,000 outstanding under this supplemental line of credit at September 30, 2000 at a weighted-average interest rate of 7.6%. This line of credit is payable on demand and will mature in March 2001.

    Capital lease obligations due within one year totaled $18,384,000 at September 30, 2000 with the balance payable through 2009. Interest rates on these obligations averaged 5.9% at September 30, 2000. The capital lease obligations are collateralized by certain leasing equipment.

    Other equipment financing obligations due within one year totaled $5,506,000 at September 30, 2000 with the balance payable through 2002. Interest rates on these obligations averaged 7.5% at September 30, 2000. The other equipment financing obligations are collateralized by certain leasing equipment. The Collateral Trust Debentures are secured by notes from Rollins Leasing Corp.

    Based on published bid prices at September 30, 2000, the estimated fair value of the Company's Collateral Trust Debentures was $1,020,688,000 compared with the recorded book amount of $1,050,000,000. The fair value of the remaining $223,550,000 of equipment indebtedness approximates its recorded amount.

    The aggregate amounts of maturities for all indebtedness over the next five years are as follows: 2001-$221,890,000; 2002-$287,889,000;
2003-$173,116,000; 2004-$100,046,000 and 2005-$221,764,000.

Accrued Liabilities
  Accrued liabilities are as follows:
                                                   September 30,
                                                2000       1999
Employee compensation                    $14,190,000     $11,909,000
Interest                                  16,975,000       9,906,000
Taxes other than income                   11,534,000       8,991,000
Insurance reserves                        13,642,000      12,890,000
Environmental                                501,000         452,000
Unbilled services and supplies             9,298,000       5,324,000
Acquisition-related liabilities            7,845,000          -
Accrued pension cost                       6,902,000       5,848,000
Other                                      7,259,000       8,901,000
                                         $88,146,000     $64,221,000

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

    The following table sets forth the funded status and the amount recognized in the Company's balance sheet for the plans:
                                                     September 30,
                                               2000          1999
Change in benefit obligation:
Benefit obligation at beginning of year    $51,476,000    $56,189,000
Service cost                                 3,384,000      4,132,000
Interest cost                                4,381,000      4,004,000
Amendments                                      -           3,539,000
Actuarial (gain) loss                        1,176,000    (14,534,000)
Benefits paid                               (2,618,000)    (1,854,000)
Benefit obligation at end of year           57,799,000     51,476,000

Change in plan assets:
Fair value of plan assets at
beginning of year                           62,745,000     48,703,000
Actual return on plan assets                 8,870,000     14,196,000
Employer contribution                           -           1,700,000
Benefits paid                               (2,618,000)    (1,854,000)
Fair value of plan assets at end of year    68,997,000     62,745,000

Funded status                               11,198,000     11,269,000
Unrecognized net gain                      (21,684,000)   (20,928,000)
Unrecognized prior service cost              3,584,000      3,881,000
Unrecognized overfunding at adoption             -            (70,000)
Accrued pension cost                       $(6,902,000)   $(5,848,000)

Discount rate                                     8.5%           8.5%
Assumed rate of compensation increase             4.5%           4.5%
Expected long-term rate of return
on assets                                         9.5%           9.5%

    At September 30, 2000, the assets of the pension plans were invested 80.2% in equity securities, 17.9% in fixed income securities and the balance in other short-term interest bearing accounts.

    The components of net periodic pension cost are as follows:

                                   Year Ended September 30,
                                    2000        1999         1998
Service cost                    $3,384,000   $4,132,000   $3,449,000
Interest cost                    4,381,000    4,004,000    3,415,000
Expected return on plan assets  (5,857,000)  (5,044,000)  (4,773,000)
Net amortization and deferral     (853,000)     226,000     (629,000)
Net periodic pension cost       $1,055,000   $3,318,000   $1,462,000

    The Company also maintains a defined contribution 401(k) plan, which permits participation by substantially all employees not represented under a collective bargaining agreement. In connection with the plan, the Company's matching contribution charged to expense was $564,000 in 2000, $518,000 in 1999 and $373,000 in 1998.

    The Company expensed payments to multi-employer pension plans required by collective bargaining agreements of $106,000 in 2000, $102,000 in 1999 and $119,000 in 1998. The actuarial present value of accumulated plan benefits and net assets available for benefits to employees under these plans are not available.

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

    The Company accounts for these plans under APB No. 25. Accordingly, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's pro forma net earnings for 2000, 1999 and 1998 would have been reduced to $80,663,000 ($1.39 per diluted share), $55,622,000 ($.95 per diluted share) and $51,365,000 ($.84 per diluted share), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


  As of September 30, stock option activity under the Company's plans is as follows:
                        2000                            1999                     1998
                                   Weighted                  Weighted                  Weighted
                                   Average                   Average                   Average
                                   Exercise                  Exercise                  Exercise
                      Shares       Price        Shares       Price        Shares       Price
Outstanding at
  beginning of year   2,469,960    $8.66        2,286,755    $8.30        2,203,072    $ 6.57
Granted               1,272,000     8.58          425,200     9.66          721,900     10.73
Exercised              (138,665)    6.13         (191,970)    6.38         (478,919)     4.28
Expired or cancelled   (256,819)    7.99          (50,025)    9.31         (159,298)     7.53
Outstanding at
  September 30        3,346,476    $8.78        2,469,960    $8.66        2,286,755    $ 8.30
Exercisable at
  September 30        1,001,418    $8.03          898,081    $7.42          774,797    $ 6.85

  The weighted average fair value of options granted during 2000, 1999 and 1998 was $2.99,  $3.40 and $3.20, respectively.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively:  risk-free interest rates of 5.9%, 6.2% and 4.3%; dividend yields of 2.0%,
1.7% and 1.7%; expected volatility of .30, .27 and .26 and a weighted average expected life of seven years for each of the three years.

  The following table summarizes information regarding stock options outstanding and exercisable at September 30, 2000:
                           Options Outstanding                     Options Exercisable
                                   Weighted
                                   Average      Weighted                  Weighted
    Range of                       Remaining    Average                   Average
    Exercise          Number       Contractual  Exercise     Number       Exercise
    Prices            Outstanding  Life         Price        Exercisable  Price
 $ 6.33 - $  6.56       715,211    5.1 years    $ 6.43       286,911      $ 6.36
 $ 7.33 - $ 11.00     2,631,265    5.5 years    $ 9.43       714,507      $ 8.70

  At September 30, 2000, a total of 847,594 shares of common stock were available for future grants.


Lease Commitments
  The Company leases some of the premises and equipment used in its operations. Leases classified as operating leases expire on various dates during the next 15 years. Some of the leases are renewable at the Company's option. Minimum future rental payments required under operating leases having noncancelable terms in excess of one year as of September 30, 2000 are as follows:

Year Ending September 30,
2001                                            $ 9,438,000
2002                                              7,132,000
2003                                              4,453,000
2004                                              3,339,000
2005                                              2,344,000
Later years                                       9,745,000
Total minimum payments required                 $36,451,000

  Total rent expense for all operating leases except revenue equipment on operating lease and those with terms of one month or less was $9,897,000 in 2000, $8,493,000 in 1999 and $7,919,000 in 1998.

Income Taxes
    The tax provisions for the three years are comprised as follows:

                                         Year Ended September 30,
                                    2000        1999         1998
Current:
 Federal                        $15,945,000  $12,669,000  $11,113,000
 State                            4,095,000    3,549,000    1,824,000
Deferred:
 Federal                         28,863,000   18,381,000   17,507,000
 State                            3,237,000    1,659,000    2,636,000
 Total income taxes             $52,140,000  $36,258,000  $33,080,000

    A reconciliation of the tax provisions for the three years with amounts calculated by applying the statutory federal tax rate to earnings before income taxes for those years is as follows:

                                          Year Ended September 30,
                                  2000           1999          1998
Federal tax                     $46,913,000  $32,456,000  $29,786,000
State taxes, net of
federal benefit                   4,765,000    3,370,000    2,899,000
Other                               462,000      432,000      395,000
Total income taxes              $52,140,000  $36,258,000  $33,080,000

    The tax effect of temporary differences and the tax credit carryforwards that comprise the net deferred tax amounts shown on the balance sheet are as follows:

                                                September 30
                                             2000           1999
Depreciation                              $235,279,000   $204,468,000
Expenses deductible when paid              (13,187,000)   (10,389,000)
Alternative minimum tax credit carryforwards     -         (4,979,000)
Other                                       (1,828,000)      (118,000)
Deferred income taxes, net                $220,264,000   $188,982,000

    At September 30, 2000, the Company had no alternative minimum or other tax credit carryforwards for financial reporting purposes since all such credits have been considered in the determination of deferred tax amounts.

Transactions with Related Parties
    Certain directors and officers of the Company are also directors and officers of Matlack Systems, Inc. and Dover Downs Entertainment, Inc.

    The Company provided administrative services including insurance, and rented office space to Matlack Systems, Inc. for aggregate charges of $3,877,000 in 2000, $5,068,000 in 1999 and $5,192,000 in 1998, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings. The Company owns 600,000 shares of Matlack Systems, Inc. common stock, which had a fair value of $750,000 and $3,038,000 at September 30, 2000 and 1999,
respectively. The unrealized loss on these securities, net of tax benefit, was $1,395,000 in 2000, $708,000 in 1999 and $367,000 in 1998.
These amounts are reflected in comprehensive income and are included in accumulated other comprehensive income (loss).

    The Company provided administrative services including insurance to Dover Downs Entertainment, Inc. for aggregate charges of $615,000 in 2000, $501,000 in 1999 and $520,000 in 1998, which have been included in revenues or offset against operating expense, as appropriate, in the Consolidated Statement of Earnings.

    An officer of the Company is the trustee of an employee benefits trust, which provides certain insurance and health care benefits to employees of the Company. Contributions to the trust, which were charged to operating or selling and administrative expense, as appropriate, were $18,200,000 in 2000, $13,720,000 in 1999 and $12,897,000 in 1998.

    In the opinion of management of the Company, the foregoing transactions were effected at rates that approximate those the Company would have realized or incurred had such transactions been effected with independent third parties.

Acquisitions and Disposition of Business
    On October 29, 1999, the Company, through its wholly owned and principal operating subsidiary Rollins Leasing Corp., acquired the net assets and business of Keen Leasing, Inc. ("Keen") for a purchase price of $42,437,000. Keen is a truck rental and leasing business headquartered in Harrisburg, Pennsylvania, which currently services approximately 1,800 vehicles from 13 locations in Pennsylvania, Maryland and Virginia. The excess of the purchase price over fair market value of the underlying assets is being amortized over 20 years on a straight-line basis. The fair value of assets acquired and liabilities assumed is summarized as follows:

  Accounts receivable                                    $    87,000
  Prepaid expenses and other assets                        1,261,000
  Equipment on operating leases                           28,146,000
  Other property and equipment                             5,597,000
  Excess of cost over net assets of business acquired     10,599,000
  Accrued liabilities                                       (180,000)
  Equipment financing obligations                         (3,073,000)
    Purchase Price                                       $42,437,000

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

    The purchase price of $216,911,000 consisted of cash payments of $189,589,000 and the issuance of 2,000,000 shares of the Company's $1.00 par value common stock with a fair value of $20,000,000 with the balance related to working capital adjustments to be settled in fiscal year 2001.

    Financing for the cash portion of the transaction was provided from borrowings under the Company's revolving credit facilities and the proceeds from the sale of the assets and business of Rollins Logistics Inc., as more fully described below.

    The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at January 3, 2000. The excess of cost over net assets acquired is being amortized over 20 years on a straight-line basis. The fair value of assets acquired and liabilities assumed is summarized as follows:

  Accounts receivable                                    $ 28,168,000
  Prepaid expenses and other assets                         4,788,000
  Equipment on operating leases                           122,760,000
  Other property and equipment                             17,568,000
  Excess of cost over net assets of business acquired      49,594,000
  Accounts payable                                         (3,365,000)
  Accrued liabilities                                      (2,602,000)
    Purchase Price                                       $216,911,000

    On August 2, 1999, Rollins Leasing Corp. acquired Range Transportation Systems, Inc. ("Range") in a purchase business combination for $6,935,000 in cash. Range is based in Toronto, Canada and is engaged in truck rental and leasing. The excess of the purchase price over fair market value of the underlying assets is being amortized on a straight-line basis over 15 years.

    These acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, their operating results have been included in the Company's consolidated financial statements since their respective dates of acquisition.

    The following summarized unaudited pro forma consolidated statement of earnings information gives effect to the UPS Truck Leasing acquisition as though it had occurred at the beginning of fiscal 2000 and 1999, after giving effect to certain adjustments, principally interest expense and the amortization of goodwill. The pro forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the transaction actually taken place at the beginning of the respective periods presented, nor are they necessarily indicative of future consolidated results. The effects of the other acquisitions on the consolidated financial statements are not significant and have been excluded from the pro forma presentation.

                                     2000                 1999
    Revenues                     $756,827,000         $755,426,000
    Net earnings                 $ 44,876,000 (1)     $ 59,873,000
    Earnings per diluted share   $        .77 (1)     $       1.03

(1) Excludes the net gain of $34,477,000 or $.59 per diluted share from the sale of the assets and business of Rollins Logistics Inc., as described below.

    On January 3, 2000, the Company's dedicated carriage and logistics subsidiary, Rollins Logistics Inc., sold its assets and business to Worldwide Dedicated Services, Inc., a UPS Logistics Group company, for a purchase price of $69,103,000, which consisted of a cash payment of $67,220,000 with the balance related to working capital adjustments to be settled in fiscal year 2001. The Company recorded a before-tax gain on the sale of $56,664,000 ($34,477,000 or $.59 per diluted share, after-tax.)

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

Year 2000 ("Y2K") Issues
    The Company's business operations have not been materially impacted by Year 2000 ("Y2K") matters. The Company will continue to monitor its operations for possible Y2K information technology programming issues.

Quarterly Results (Unaudited)
                               December       March            June            September
  2000                         31             31               30              30
Revenues                       $169,622,000   $175,858,000     $187,900,000    $186,911,000
Gross profit                   $ 54,304,000   $ 61,081,000     $ 63,299,000    $ 54,875,000
Earnings before income taxes   $ 24,210,000   $ 79,930,000(1)  $ 21,361,000    $  8,536,000
Net earnings                   $ 14,770,000   $ 48,651,000(1)  $ 12,881,000    $  5,595,000
Earnings per diluted share     $        .26   $        .83(1)  $        .22    $        .10
  1999
Revenues                       $155,345,000   $150,929,000     $156,617,000    $164,506,000
Gross profit                   $ 50,154,000   $ 45,807,000     $ 53,236,000    $ 56,703,000
Earnings before income taxes   $ 23,034,000   $ 18,248,000     $ 25,022,000    $ 26,427,000
Net earnings                   $ 14,074,000   $ 11,149,000     $ 15,156,000    $ 16,094,000
Earnings per diluted share     $        .24   $        .19     $        .26    $        .28

(1) Includes the gain on sale of the logistics business of $56,664,000 ($34,477,000 or $.59 per diluted share, after-tax.)

SCHEDULE I - Condensed Financial Information

                      ROLLINS TRUCK LEASING CORP.
                             BALANCE SHEET
                            ($000 Omitted)
                                                   September 30,
    Assets                                        2000      1999
Cash                                           $      341  $    7,678
Accounts receivable                                    23          99
Accounts receivable from subsidiaries*                 43          19
Notes receivable from subsidiary*               1,050,000     715,000
Investments in subsidiaries, at equity*           359,012     346,641
Advances to subsidiaries*                          40,285      15,040
Property and equipment, at cost,
net of accumulated depreciation                     1,019         720
Other assets                                           36          74
Deferred income taxes                                 525        (131)
    Total assets                               $1,451,284  $1,085,140

      Liabilities and Shareholders' Equity
Accounts payable to subsidiaries*              $       22  $        9
Accounts payable to others                            267         239
Accrued liabilities                                 1,757         406
Income taxes payable                                3,875        (277)
Collateral Trust Debentures
  10.35   %   Series I, due 2000                     -         50,000
  7       %   Series L, due 2003                   70,000      70,000
  7       %   Series M, due 2001                   60,000      60,000
  8.27    %   Series N, due 2002                  100,000     100,000
  7.25    %   Series O, due 2005                   50,000      50,000
  6.89    %   Series P, due 2004                   75,000      75,000
  6 7/8   %   Series Q, due 2001                   60,000      60,000
  7.30    %   Series R, due 2007                   75,000      75,000
  6.52    %   Series S, due 2005                   75,000      75,000
  6.75    %   Series T, due 2006                  100,000     100,000
  7.77    %   Series U, due 2004                   85,000        -
  8       %   Series V, due 2003                   75,000        -
  8.375   %   Series W, due 2007                   75,000        -
  8.25    %   Series X, due 2002                  150,000        -
Advances from subsidiaries*                          -         49,377
Commitments and contingent liabilities
(see Notes to the Financial Statements)

Shareholders' equity
  Common stock $1 par value,
  100,000,000 shares authorized;
  issued and outstanding:
 2000: 57,979,616; 1999: 57,214,551                57,980      57,215
  Additional paid-in capital                       12,386        -
  Accumulated other comprehensive income (loss)   (1,876)         518
  Retained earnings                               326,873     262,653
     Total shareholders' equity                   395,363     320,386
     Total liabilities and shareholders'
      equity                                   $1,451,284  $1,085,140
* Eliminated in consolidation.
The Notes to the Financial Statements are an integral part of these statements.


             SCHEDULE I - Condensed Financial Information
                              (continued)

                      ROLLINS TRUCK LEASING CORP.
                         STATEMENT OF EARNINGS
                            ($000 Omitted)


                                         Year Ended September 30,
                                         2000        1999       1998
Revenues:
 Dividends from subsidiaries            $78,020   $41,000    $30,000
 Other income                             1,659     7,015      8,200
                                         79,679    48,015     38,200
Expenses:
 Administrative                           6,429     3,336      4,541
 Depreciation and amortization              244       270        279
 Gain on sale of property and equipment     -         (29)      -
                                          6,673     3,577      4,820

Earnings before interest and
income taxes                             73,006    44,438     33,380

Interest income                          69,410    50,715     44,708
Interest expense                        (68,700)  (53,793)   (47,031)

Earnings before income taxes             73,716    41,360     31,057

Income taxes                             (1,319)      380        512

Net earnings of Rollins Truck
Leasing Corp.                            75,035    40,980     30,545

Equity in undistributed
net earnings of subsidiaries              6,862    15,493     21,478
Net earnings                            $81,897   $56,473    $52,023




The Notes to the Financial Statements are an integral part of these statements.

             SCHEDULE I - Condensed Financial Information
                              (continued)

                      ROLLINS TRUCK LEASING CORP.
                        STATEMENT OF CASH FLOWS
                            ($000 Omitted)

                                            Year Ended September 30,
                                          2000      1999       1998
Cash flows from operating activities:
 Earnings prior to equity in
 subsidiaries' undistributed earnings $  75,035  $  40,980  $  30,545

 Adjustments to reconcile earnings
 to net cash provided by operating
 activities:
   Depreciation and amortization            244        270        279
   Changes in assets and liabilities:
   Accounts receivable                       52      2,715     (2,691)
   Accounts payable and accrued
   liabilities                            1,377     (2,650)     1,111
   Current and deferred income taxes      3,496        430     (1,283)
   Other, net                                36        635       (451)
   Net gain on sale of property
   and equipment                            -          (29)       -
 Net cash provided by operating
 activities                              80,240     42,351     27,510

 Cash flows from investing activities:
  Purchase of equipment                    (448)      (151)      (128)
  Proceeds from sale of equipment          -           123          7
  Net cash used in investing
  activities                               (448)       (28)    (  121)

 Cash flows from financing activities:
  Proceeds of equipment financing
  obligations                           385,000    100,000     75,000
  Issuance of notes receivable
  from subsidiary                      (385,000) (100,000)    (75,000)
  Repayment of note by subsidiary        50,000     30,000       -
  Repayment of equipment financing
  obligations                           (50,000)  (30,000)       -
  Payment of dividends                  (12,728)  (11,569)     (9,244)
  Proceeds of stock options exercised       851     1,225       2,051
  Common stock acquired and retired     (12,649)  (18,305)    (41,367)
  Subsidiary advances and payments      (62,603)  (17,787)     31,882
  Other                                    -         -            (93)
  Net cash used in financing activities (87,129)  (46,436)    (16,771)

  Net increase (decrease) in cash        (7,337)   (4,113)     10,618

  Cash at beginning of year               7,678    11,791       1,173

  Cash at end of year                   $   341   $ 7,678     $11,791

Supplemental information:
 Interest paid                          $62,023   $47,119     $43,528
 Income taxes paid                      $(4,816)  $   (50)    $ 1,795


The Notes to the Financial Statements are an integral part of these statements.

             SCHEDULE I - Condensed Financial Information
                              (continued)

                      ROLLINS TRUCK LEASING CORP.
                   Notes to the Financial Statements


Accounting Policies
     The accounting policies of the Company and its subsidiaries are set forth in the Organization and Accounting Policies note in the consolidated financial statements of this 2000 Annual Report on Form 10-K.

     The Company's principal sources of earnings are dividends and management fees paid by its subsidiaries. Certain loan agreements restrict payments to the Company by its subsidiaries. Net assets of subsidiaries not restricted under such loan agreements totaled $68,064,000 at September 30, 2000. The Company also realizes cash receipts by assessing subsidiaries for federal taxes on income and expends cash in payment of such taxes on a consolidated basis. Tax assessments are based on the amount of federal income taxes which would be payable (recoverable) by each subsidiary company based on its current year's earnings (loss) reduced by that subsidiary's applicable portion of any consolidated credits utilized currently in the consolidated federal income tax return.

     Interest income on notes receivable from a subsidiary, which are pledged to secure the Collateral Trust Debentures (described in the Equipment Financing Obligations note in the consolidated financial statements of this 2000 Annual Report on Form 10-K), was $68,700,000, $49,646,000 and $44,547,000 in 2000, 1999 and 1998, respectively.

Commitments and Contingencies
     The Company is obligated to a subsidiary for $353,000 annually ($441,000 in the aggregate) of future rentals under a lease through 2001. Rent expense was $383,000 in 2000, $317,000 in 1999 and $302,000 in 1998.

     Commitments of the Company have been collateralized by bank letters of credit issued on behalf of the Company in the amount of $6,700,000.

     The aggregate amounts of maturities for the Collateral Trust
Debentures during the next five years are as follows: 2001-$120,000,000; 2002 - $250,000,000; 2003 - $145,000,000; 2004 - $75,000,000; and 2005 -
 $210,000,000.

                         ROLLINS TRUCK LEASING CORP. AND SUBSIDIARIES
                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                        ($000 OMITTED)
               COLUMN A       COLUMN B           COLUMN C           COLUMN D     COLUMN E
                                                  Additions
                              Balance at   Charged to   Charged                  Balance at
Year Ended                    Beginning    Costs and    to Other                 End of
September 30,  Description    of Period     Expenses    Accounts    Deductions   Period
2000:      Allowance for
           doubtful accounts    $2,479       $4,980       $1,025(1)    $4,983(2)  $3,501


1999:      Allowance for
           doubtful accounts    $2,452       $1,326       $  345(1)    $1,644(2)  $2,479


1998:      Allowance for
           doubtful accounts    $2,126       $1,529       $  484(1)    $1,687(2)  $2,452








  (1)  Recoveries.
  (2)  Write-offs.


                      ROLLINS TRUCK LEASING CORP.

                         Exhibits to Form 10-K

               For Fiscal Year Ended September 30, 2000


        Index to Exhibits

(3)  (a)   Restated Certificate of Incorporation of Rollins Truck
           Leasing Corp. as last amended on May 23, 2000.

(3)  (b)   By-Laws of Rollins Truck Leasing Corp. as last amended on
           July 17, 2000.

(4)  (a)   Collateral Trust Indenture dated March 21, 1983, between RLC
           CORP. (now known as Rollins Truck Leasing Corp.) and Bank of America Illinois (formerly Continental Illinois National Bank and Trust Company of Chicago), as Trustee, as filed with the Company's Registration Statement No. 33-40476 on Form S-3 dated May 10, 1991, is incorporated herein by reference.

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

(4)  (c)   Eighth Supplemental Collateral Trust Indenture dated May 15,
           1990 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 33-67682 on Form S-3 dated August 20, 1993 is incorporated herein by reference.

(4)  (d)   Eleventh Supplemental Collateral Trust Indenture dated March
           15, 1993 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (e)   Twelfth Supplemental Collateral Trust Indenture dated March
           15, 1994 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (f)   Thirteenth Supplemental Collateral Trust Indenture dated
           March 15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (g)   Fourteenth Supplemental Collateral Trust Indenture dated May
           15, 1995 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and Bank of America Illinois (formerly Continental Bank, N.A.), as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (h)   Fifteenth Supplemental Collateral Trust Indenture dated March
           15, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (i)   Sixteenth Supplemental Collateral Trust Indenture dated
           August 7, 1996 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by an Eighth Supplemental Indenture dated May 15, 1990, between Rollins Truck Leasing Corp. and First Trust of Illinois, National Association, as Trustee, as filed with the Company's Registration Statement No. 333-21835 on Form S-3 dated February 14, 1997 is incorporated herein by reference.

(4)  (j)   Seventeenth Supplemental Collateral Trust Indenture dated
           March 10, 1997 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986 and by the Eighth Supplemental Indenture dated May 15, 1990 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (k)   Eighteenth Supplemental Collateral Trust Indenture dated July
           16, 1998 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (l)   Nineteenth Supplemental Collateral Trust Indenture dated
           April 5, 1999 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (m)   Twentieth Supplemental Collateral Trust Indenture dated
           December 15, 1999 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee, as filed with the Company's Registration Statement No. 333-95501 on Form S-3 dated January 27, 2000 is incorporated herein by reference.

(4)  (n)   Twenty-first Supplemental Collateral Trust Indenture dated
           February 15, 2000 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

(4)  (o)   Twenty-second Supplemental Collateral Trust Indenture dated
           February 15, 2000 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

(4)  (p)   Twenty-third Supplemental Collateral Trust Indenture dated
           May 3, 2000 to the Collateral Trust Indenture dated March 21, 1983 as supplemented and amended by a Third Supplemental Indenture thereto dated February 20, 1986, an Eighth Supplemental Indenture thereto dated May 15, 1990 and by the Seventeenth Supplemental Indenture dated March 10, 1997 between Rollins Truck Leasing Corp. and First Union National Bank, as Trustee.

(4)  (q)   Rollins Truck Leasing Corp. Rights Agreement dated as of June
           1, 1999 as filed as an Exhibit to Registration Statement on Form 8-A filed by the Company on June 30, 1999 is incorporated herein by reference.

(4)  (r)   Asset Purchase Agreement by and among Worldwide Dedicated
           Services, Inc., Rollins Truck Leasing Corp., Rollins Logistics Inc., Rollins Dedicated Carriage Services, Inc. and Rollins Transportation Systems, Inc. as of November 12, 1999 as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

(4)  (s)   Stock Purchase Agreement by and between UPS Logistics Group,
           Inc., UPS Truck Leasing, Inc., Rollins Truck Leasing Corp. and Rollins Leasing Corp. as of November 12, 1999 as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

(4)  (t)   Strategic Alliance Agreement to be entered into as of
           December 31, 1999 in connection with the closing under the Stock Purchase Agreement filed as Exhibit (4)(s), above, as filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1999, is incorporated herein by reference.

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

(10) (d) Rollins Truck Leasing Corp. 1997 Stock Option Plan, as filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held on January 29, 1998, is incorporated herein by reference.

(10) (e) Revolving Credit Agreement dated March 29, 2000 among Rollins Leasing Corp., the Lending Institutions Party Hereto, Fleet National Bank, as Administrative Agent, First Union National Bank, as Syndication Agent, National City Bank, as Documentation Agent and FleetBoston Robertson Stephens Inc., as Syndication Agent and Arranger.

(18) Letter from Ernst & Young LLP dated December 5, 2000 concerning change in accounting principle.

(21)       Rollins Truck Leasing Corp. Subsidiaries at September 30,
           2000.

(23) (a)   Consent of Ernst & Young LLP, Independent Auditors.

(23) (b)   Consent of KPMG LLP, Independent Auditors.

(27) (a)   Rollins Truck Leasing Corp. Financial Data Schedule at
           September 30, 2000.

(99)       Independent Auditors' Report of KPMG LLP.


                                                            Exhibit 18



December 5, 2000

Board of Directors
Rollins Truck Leasing Corp.
One Rollins Plaza
Wilmington, Delaware 19803


Dear Sirs:

The Notes to the consolidated financial statements of Rollins Truck Leasing Corp. included in its Form 10-K for the year ended September 30, 2000 describe a change in accounting method with respect to the presentation of the balance sheet as the Company has changed from a classified to unclassified presentation. There are no authoritative criteria for determining a "preferable" method based on the particular circumstances; however, we conclude that such change in the method of accounting is to an acceptable alternative method which, based on your business judgment to make this change and for the stated reasons, is preferable in your circumstances.


                                        Very truly yours,




                                        Ernst & Young LLP

                                                            Exhibit 21




                      ROLLINS TRUCK LEASING CORP.
           Subsidiaries of Registrant at September 30, 2000





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

         Rollins Leasing Corp.                     Delaware

         Rollins Properties, Inc.                  Delaware

         Transrisk, Limited                        Bermuda

         Concord Administrative Services, Inc.     Delaware



                                                         Exhibit 23(a)

Consent of Ernst & Young LLP, Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-95501) of Rollins Truck Leasing Corp. and in the related Prospectus of our report dated October 24, 2000, with respect to the 2000 consolidated financial statements and schedules of Rollins Truck Leasing Corp. included in this Annual Report (Form 10-K) for the year ended September 30, 2000.


                                        Ernst & Young LLP

Philadelphia, Pennsylvania
December 5, 2000


                                                      Exhibit 23(b)

                  Consent of Independent Accountants

The Board of Directors
Rollins Truck Leasing Corp.:


     We consent to the incorporation by reference in the registration statement (No. 333-95501) on Form S-3 of Rollins Truck Leasing Corp. of our report dated October 27, 1999, relating to the consolidated balance sheet of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1999 and the related consolidated statements of earnings, cash flows, and shareholders' equity (before the change in presentation as described in the note "Organization and Accounting Policies" to the consolidated financial statements) and related financial statement schedules for each of the years in the two-year period ended September 30, 1999, which report appears in the 2000 Annual Report on Form 10-K of Rollins Truck Leasing Corp.






                                               KPMG LLP


Wilmington, Delaware
December 6, 2000


                                                Exhibit 99



Independent Auditors' Report


The Shareholders and Board of Directors
Rollins Truck Leasing Corp.


We have audited the accompanying consolidated balance sheet of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1999 and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the two-year period ended September 30, 1999, before the change in presentation as described in the note "Organization and Accounting Policies" to the consolidated financial statements. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules of condensed financial information as of September 30, 1999 and for the years ended September 30, 1999 and 1998, and of valuation and qualifying accounts for the years ended September 30, 1999 and 1998. The consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates used by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements (before the change in presentation) referred to above present fairly, in all material respects, the financial position of Rollins Truck Leasing Corp. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                    KPMG LLP

Wilmington, Delaware
October 27, 1999