Form 10-Q
period 2000-12-31
ROLLINS TRUCK LEASING CORP
filed 2001-02-14
CIK 84244

Page 1 of 11

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q


(Mark One)

/ X /          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2000

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


                                                   Yes   X     No _____


         The number of shares of the registrant's common stock outstanding as of December 31, 2000 was 57,979,616.



FORM 10-Q                                                   Page 2 of 11
                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ROLLINS TRUCK LEASING CORP.
                   CONSOLIDATED STATEMENT OF EARNINGS
                 In Thousands, Except Per Share Amounts

                                                       Unaudited
                                                     Quarter Ended
                                                      December 31,
                                                    2000      1999

Revenues                                          $183,573  $169,622

Expenses
  Operating                                         65,164    66,341
  Depreciation and amortization                     68,020    54,042
  Gain on sale of property and equipment            (4,931)   (4,855)
  Selling and administrative                        14,079    14,156
  Impairment of investment                           2,656      -
                                                   144,988   129,684

Operating earnings                                  38,585    39,938

Interest expense                                    24,528    15,728
Earnings before income taxes                        14,057    24,210

Income taxes                                         5,483     9,440
Net earnings                                      $  8,574  $ 14,770

Basic and diluted earnings per share              $    .15  $    .26

Average common shares outstanding
  Basic                                            57,980     56,804
  Diluted                                          57,980     57,255

Dividends paid per common share                   $  .055   $   .055
















The Notes to the Consolidated Financial Statements are an integral part of these statements.
FORM 10-Q                                                   Page 3 of 11

                       ROLLINS TRUCK LEASING CORP.
                       CONSOLIDATED BALANCE SHEET
            In Thousands, Except Share and Per Share Amounts

                                                Unaudited
                                               December 31, September 30,
               ASSETS                             2000         2000

Cash                                           $   34,021   $   23,419
Accounts receivable, net of allowance for
  doubtful accounts: December-$3,152;
  September-$3,501                                111,585      120,762
Refundable income taxes                             2,587        8,037
Equipment on operating leases, at cost,
  net of accumulated depreciation:
  December-$545,042; September-$526,211         1,429,370    1,449,636
Other property and equipment, at cost,
  net of accumulated depreciation:
  December-$114,644; September-$111,129           282,808      282,619
Excess of cost over net assets of
  businesses acquired                              72,285       74,290
Prepaid expenses and other assets                  38,168       40,483
     Total assets                              $1,970,824   $1,999,246

    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                               $   14,448   $   21,923
Accrued liabilities                                79,899       88,146
Equipment financing obligations                 1,246,568    1,273,550
Deferred income taxes                             227,899      220,264

Commitments and contingent liabilities
   See Part II Legal Proceedings

Shareholders' equity
  Common stock, $1 par value,
    100,000,000 shares authorized; issued
    and outstanding: December-57,979,616;
    September-57,979,616                           57,980       57,980
  Additional paid-in capital                       12,386       12,386
  Accumulated other comprehensive loss               (614)      (1,876)
  Retained earnings                               332,258      326,873
      Total shareholders' equity                  402,010      395,363
      Total liabilities and
        shareholders' equity                   $1,970,824   $1,999,246








The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                   Page 4 of 11
                       ROLLINS TRUCK LEASING CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              In Thousands

                                                         Unaudited
                                                       Quarter Ended
                                                        December 31,
                                                       2000      1999

Cash flows from operating activities:
  Net earnings                                      $  8,574  $ 14,770
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                   68,020    54,042
      Net gain on sale of property and equipment      (4,931)   (4,855)
      Impairment of investment                         2,656       -
      Provision for bad debts                            576       223
      Changes in assets and liabilities:
         Accounts receivable                           6,781   (16,347)
         Accounts payable and accrued liabilities     (7,148)   (5,958)
         Current and deferred income taxes            12,338     7,989
         Other, net                                    1,565    (4,143)
    Net cash provided by operating activities         88,431    45,721

Cash flows from investing activities:
  Purchase of property and equipment                 (75,369) (131,493)
  Proceeds from sales of equipment                    33,650    22,840
  Business combination, net of cash acquired            -      (42,047)
  Settlements of business combination and
    sale adjustments, net                             (5,930)     -
    Net cash used in investing activities            (47,649) (150,700)

Cash flows from financing activities:
   Proceeds of equipment financing obligations        44,578   199,546
   Repayment of equipment financing obligations      (71,586)  (90,652)
   Payments of dividends                              (3,189)   (3,117)
   Proceeds of stock options exercised                  -          424
   Common stock acquired and retired                    -       (5,559)
    Net cash (used in) provided by
      financing activities                           (30,197)  100,642
Effect of exchange rate changes on cash                   17        20

Net increase (decrease) in cash                       10,602    (4,317)

Cash at beginning of period                           23,419    34,280
Cash at end of period                               $ 34,021  $ 29,963

Supplemental information:
    Interest paid                                   $ 19,434  $  9,705
    Income taxes (recovered) paid                   $ (6,855) $  1,466




 The Notes to the Consolidated Financial Statements are an integral part of these statements.

FORM 10-Q                                                   Page 5 of 11

A. Basis of Presentation
   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

   As disclosed in its Form 10-K for the period ended September 30, 2000, the Company changed its balance sheet presentation from classified to unclassified. Accordingly, balance sheet presentations subsequent to that period, including those made in this filing, are unclassified. As a result of this change, certain other prior-period amounts have been reclassified to conform to this presentation.

B. Earnings Per Share
   Pursuant to the provisions of Statement of Financial Accounting Standards No. 128,"Earnings Per Share," the number of weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows (in thousands):

                                                     Quarter Ended
                                                      December 31,
                                                   2000        1999
   Basic EPS                                      57,980      56,804
   Effect of assumed option exercises               -            451
   Diluted EPS                                    57,980      57,255

   No adjustments to net income available to common stockholders were required during the periods presented.

C. Comprehensive Income
                                                       Quarter Ended
                                                        December 31,
                                                     2000       1999
   Net earnings                                    $ 8,574    $14,770

   Other comprehensive income, net of taxes:
    Foreign currency translation adjustments           100        (91)
    Unrealized loss on securities:
     Unrealized holding losses arising
     during the period                                 -         (688)
     Reclassification adjustment
     included in net earnings                        1,162        -

   Other comprehensive income (loss)                 1,262       (779)

   Comprehensive income                            $ 9,836    $13,991

FORM 10-Q                                                   Page 6 of 11

   During the quarter ended December 31, 2000, the Company recorded an investment impairment charge of $2,656,000 ($1,619,000 net of tax). The impairment related to a decline in the value of an equity investment that was deemed to be other than temporary in nature. In prior periods, the Company reflected changes in the fair value of this investment as a component of other comprehensive income. The impairment charge includes $1,162,000 net of tax that had previously been included in "Accumulated other comprehensive loss."

D. Acquisitions and Dispositions of Business
   During the year ended September 30, 2000, the Company, through its wholly owned and principal operating subsidiary Rollins Leasing Corp., acquired the net assets and business of Keen Leasing, Inc. and the capital stock of UPS Truck Leasing for $42,437,000 and $216,911,000, respectively. The Company completed its purchase price allocation for these acquisitions during the year then ended. During December 2000, the Company settled all outstanding working capital adjustments with respect to the acquisition of UPS Truck Leasing.

   These acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, their operating results have been included in the Company's consolidated financial statements since their respective dates of acquisition.

   The following summarized unaudited pro forma consolidated statement of earnings information gives effect to the UPS Truck Leasing transaction as though it had occurred at the beginning of fiscal 2000, after giving effect to certain adjustments, principally interest expense and the amortization of goodwill. The pro forma financial information, which is for informational purposes only, is based upon certain assumptions and estimates and does not necessarily reflect the results that would have occurred had the transaction actually taken place at the beginning of fiscal 2000 as presented, nor are they necessarily indicative of future consolidated results. The effects of the other acquisition on the consolidated financial statements are not significant and have been excluded from the pro forma presentation.

                                         Quarter Ended
                                       December 31, 1999

     Revenues                             $206,158,000
     Net earnings                         $ 12,226,000
     Earnings per diluted share           $        .21

   On January 3, 2000, the Company's dedicated carriage and logistics subsidiary, Rollins Logistics Inc., sold its assets and business to Worldwide Dedicated Services, Inc., a UPS Logistics Group company, for a purchase price of $69,103,000. During December 2000, the Company settled all outstanding working capital adjustments with respect to this transaction.

E. Equipment Financing
   The Company's principal subsidiary, Rollins Leasing Corp., maintains a $150,000,000 revolving credit agreement as well as a $25,000,000 revolving line of credit. At December 31, 2000, $145,000,000 was

FORM 10-Q                                                   Page 7 of 11

available under these facilities, which require the maintenance of specified financial ratios and restricts payments to the Company. Rollins Leasing Corp. was in compliance with all such terms and covenants at December 31, 2000. There was $30,000,000 outstanding under the revolving credit agreement at December 31, 2000 at a weighted-average interest rate of 7.43%.

   At December 31, 2000, the Company could sell an additional $50,000,000 of Collateral Trust Debentures under its shelf registration statement. Based on its access to the debt markets and relationships with current lending institutions and others who have expressed an interest in providing financing, the Company expects to be able to obtain financing for its equipment and facility purchases at market rates and under satisfactory terms and conditions. Covenants in the Company's outstanding Collateral Trust Debentures restrict the Company's dividend payments to consolidated net earnings subsequent to September 30, 1984, subject to certain adjustments.

F. Subsequent Events
   On January 15, 2001, the Company entered into an agreement and plan of merger with Penske Truck Leasing Co., LP ("Penske") pursuant to which a wholly owned subsidiary of Penske is to make a cash tender offer of $13 for each outstanding share of the Company's common stock. The Company's Board of Directors has unanimously approved the agreement.

   On January 24, 2001, Penske commenced its tender offer to purchase all of the outstanding shares of the Company's stock. The tender offer is conditioned upon, among other things, the tender of a least a majority of the outstanding shares of the Company's stock on a fully diluted basis, regulatory approvals and customary closing conditions. The tender offer will be followed by a merger in which each share of Rollins common stock not purchased in the tender offer will be converted into a right to receive in cash the price paid in the tender offer.

   On January 26, 2001, the Company announced that its Board of Directors deferred a decision on the declaration of a quarterly cash dividend on its common stock in view of the commencement of the tender offer by Penske.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of Business Acquisitions and Business Dispostion on Results of
Operations
  As a result of the acquisitions and disposition of businesses, as more fully described in Note D. to the consolidated financial statements, detailed comparisons to prior periods are not meaningful.

Results of Operations: Quarter Ended December 31, 2000 vs. Quarter Ended December 31, 1999
   Although the current softening of the economy caused a decline in demand for transportation services, the Company generated revenue improvements in all three of its major services compared with a year ago. Accordingly, revenues for the quarter ended December 31, 2000 increased by $13,951,000 (8.2%) to $183,573,000 compared with $169,622,000 reported for the first fiscal quarter last year.  Full-service lease revenue
FORM 10-Q                                                   Page 8 of 11

improved 35.2% primarily as a result of strong internal growth. Guaranteed maintenance revenue increased 53.9% over the prior year primarily as a result of acquisitions in the prior year. Commercial rental revenue, which was affected by the slowdown in the economy, increased by 1.6%.

   The period ended December 31, 1999 includes revenues and operating expenses of $33.2 million and $20.6 million, respectively, related to the former logistics business that was sold on January 3, 2000.

   Operating expenses decreased by $1,177,000 (1.8%) to $65,164,000 during the first fiscal quarter from $66,341,000 last year. As a percent of revenues, operating expenses decreased to 35.5% from 39.1%. This improvement primarily reflects the elimination of operating expenses associated with the logistics business, which were higher on a percent of revenue basis than those of the Company's primary leasing business.

   Depreciation and amortization expense increased by $13,978,000 (25.9%) primarily due to a substantially larger investment in equipment on operating lease and related transportation service facilities, as well as the related goodwill associated with the acquisitions made in the prior year. As a percent of revenues, depreciation and amortization expense increased to 37.1% from 31.9% in 2000.

   Gain on the sale of property and equipment remained essentially the same as the prior year. However, the current year reflects a higher number of units sold in connection with efforts to adjust the size of the commercial rental fleet to meet current market demands.

   Selling and administrative expenses decreased slightly to $14,079,000 from $14,156,000. As a percent of revenues, selling and administrative expenses decreased to 7.7% in 2001 from 8.3% in 2000.

   During the quarter ended December 31, 2000, the Company recorded an investment impairment charge of $2,656,000 ($1,619,000 net of tax). The impairment related to a decline in the value of an equity investment that was deemed to be other than temporary in nature. In prior periods, the Company reflected changes in the fair value of this investment as a component of other comprehensive income. The impairment charge includes $1,162,000 net of tax that had previously been included in "Accumulated other comprehensive loss."

   Interest expense increased by $8,800,000 (56.0%) and reflected the higher average borrowing balances utilized to finance the higher investment in equipment and facilities, as well as slightly higher interest rates during the first quarter when compared to the same period in the prior year.

   The effective income tax rate was 39.0% for the first quarter of both 2001 and 2000.

   Net earnings decreased by $6,196,000 (42.0%) to $8,574,000 or $.15 per diluted share from $14,770,000 or $.26 per diluted share in fiscal 2000.


FORM 10-Q                                                   Page 9 of 11

Liquidity and Capital Resources
   Cash flows from operating activities of $88,431,000 were generated principally from net earnings of $8,574,000, which included noncash depreciation and amortization expense totaling $68,020,000, a noncash charge associated with the impairment of an investment in the amount of $2,656,000 and a provision for bad debts of $576,000. The net cash provided by operating activities, cash proceeds received from the sales of equipment of $33,650,000 and $44,578,000 of proceeds from the issuance of additional financing obligations were utilized to purchase property and equipment for $75,369,000, settle net working capital adjustments of $5,930,000 associated with the UPS Truck Leasing acquisition and logistics business sale, reduce the revolving credit facilities by $58,000,000, reduce other equipment financing obligations by $13,586,000, and pay dividends in the amount of $3,189,000.

   On January 26, 2001, the Company announced that its Board of Directors deferred a decision on the declaration of a quarterly cash dividend on its common stock in view of the commencement of a tender offer by Penske Truck Leasing Co., LP ("Penske") in accordance with the agreement dated January 15, 2001 between the Company and Penske (see Subsequent Events below).

   The financial position of the Company improved during the quarter as debt as a percent of capital decreased to 75.6% at December 31, 2000 compared with 76.3% at September 30, 2000.

   Reference is made to Note E. Equipment Financing included in the Notes to the Consolidated Financial Statements on page 7 for a discussion of the Company's revolving credit facilities and its shelf registration.

Subsequent Events
   On January 15, 2001, the Company entered into an agreement and plan of merger with Penske Truck Leasing Co., LP ("Penske") pursuant to which a wholly owned subsidiary of Penske is to make a cash tender offer of $13 for each outstanding share of the Company's common stock. The Company's Board of Directors has unanimously approved the agreement.

   On January 24, 2001, Penske commenced its tender offer to purchase all of the outstanding shares of the Company's stock. The tender offer is conditioned upon, among other things, the tender of a least a majority of the outstanding shares of the Company's stock on a fully diluted basis, regulatory approvals and customary closing conditions. The tender offer will be followed by a merger in which each share of Rollins common stock not purchased in the tender offer will be converted into a right to receive in cash the price paid in the tender offer.

Forward-Looking Statements
   The Company may make certain forward-looking statements in this Form 10-Q within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Company's financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, consumer preferences, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results
FORM 10-Q                                                  Page 10 of 11

and experience to differ substantially from the anticipated results or other expectations expressed in the Company's forward-looking statements. When words and expressions such as: "believes," "expects," "anticipates," "estimates," "plans," "intends," "objectives," "goals," "aims," "projects," "forecasts," "possible," "seeks," "may," "could," "should," "might," "likely," "enable," or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as: "in the Company's view," "there can be no assurance," "although no assurance can be given," or "there is no way to anticipate with certainty," forward-looking statements are being made in all of these instances.

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

FORM 10-Q                                                  Page 11 of 11

Item 3.  Defaults Upon Senior Securities
   None.

Item 4.  Submission of Matters to a Vote of Security Holders
   None.

Item 5.  Other Information
   None.

Item 6.  Exhibits and Reports on Form 8-K.
     (a)  Exhibits
             None.
     (b)  Reports on Form 8-K
             None.


                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:   February 14, 2001               Rollins Truck Leasing Corp.
                                             (Registrant)


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